Form 10-Q
period 2024-09-30
Venu Holding Corp
filed 2024-12-23
CIK 1770501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number: 001-42422

Venu Holding Corporation

(Exact name of registrant as specified in its charter)

Colorado	82-0890721
(State of Incorporation)	(I.R.S. Employer Identification No.)

1755 Telstar Drive, Suite 501, Colorado Springs, Colorado	80920
(Address of principal executive offices)	(Zip Code)

(719) 895-5483

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	VENU	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Sec 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of December 23 was 37,464,173.

Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Venu,” “we,” “us,” “our” or the “Company” refer to Venu Holding Corporation, a Colorado corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements regarding future events and the Company’s future results. These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “could,” “would,” “should,” “will,” “may,” variations of such words, and similar expressions of a forward-looking nature are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s anticipated growth and potential in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in the “Risk Factors” section of this Quarterly Report and elsewhere herein. The forward-looking information contained in this Quarterly Report is generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.

Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements, and readers are cautioned not to place undue reliance upon such statements in making an investment decision. The Company disclaims any obligation to update factors or to announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should carefully read the factors set forth in the “Risk Factors” section of this Quarterly Report and other cautionary statements made throughout this Quarterly Report, and you should interpret such factors and cautionary statements as being applicable to all forward-looking statements wherever appearing in this Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances, or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Although we believe these forward-looking statements are reasonable, all forward-looking statements are subject to various risks and uncertainties, and our projections and expectations may be incorrect. The factors that may affect our expectations regarding our operations include, among others, the following:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the level of our revenues, which depends in part on the popularity of concerts and events held at our venues, the performance of the artists who perform at our venue, and our ability to attract such concerts and events;

●	the costs and effectiveness of our marketing efforts, as well as our ability to promote our brands, future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements, our ability to compete effectively with existing competitors and new market entrants;

●	the level of our capital expenditures and other investments;

●	general economic conditions in the metropolitan areas in which our restaurants and venues operate;

●	general instability of economic and political conditions in the United States, including inflationary pressures, interest rate fluctuations, slowdown or recession, and escalating geopolitical tensions and the potential impact of economic conditions, including inflation and rising interest rates, on our liquidity, operations, and personnel;

●	our ability to raise financing in the future and to obtain additional capital on terms that are favorable to us or at all;

●	the demand for sponsorship and firepit suite arrangements at our venues and amphitheaters;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the effect of any postponements or cancellations by third parties or the Company of scheduled events, whether as a result of a public health emergency due to operational challenges and other health and safety concerns or otherwise;

●	our reliance on third parties;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

●	the performance of the Company’s information technology systems and its ability to maintain data security;

●	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

●	the increased expenses associated with being a public company; and

●	other risks described from time to time in our filings with the Securities and Exchange Commission.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Quarterly Report or any other filing with the Securities and Exchange Commission (the “SEC”) occur, or should the assumptions underlying the forward-looking statements we make herein and therein prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

You should read this Quarterly Report and the documents that we reference within it with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

3

Venu Holding Corporation

FORM 10-Q

PART I

FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Venu Holding Corporation

Unaudited Condensed Consolidated Balance sheets

	As of
	September 30,	December 31,
	2024	2023
	Unaudited
ASSETS
Current assets
Cash	$35,796,857	$20,201,104
Inventories	226,871	185,746
Prepaid expenses and other current assets	1,171,226	209,215
Receivables from AEG partnership	1,370,710	-
Total current assets	$38,565,664	$20,596,065
Other assets
Property and equipment, net	$125,756,511	$57,737,763
Intangible assets, net	227,956	277,995
Operating lease right-of-use assets, net	1,446,793	3,685,980
Investments in related parties	550,000	550,000
Security and other deposits	50,878	375,904
Total other assets	$128,032,138	$62,627,642
Total assets	$166,597,802	$83,223,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,822,922	$2,565,460
Accrued expenses	13,137,911	698,369
Accrued payroll and payroll taxes	316,927	331,457
Deferred revenue	2,209,107	764,081
Convertible debt	8,583,275	-
Current portion of operating lease liabilities	371,111	230,952
Current portion of long-term debt	208,510	325,245
Total current liabilities	$30,649,763	$4,915,564

Long-term portion of operating lease liabilities	$1,109,006	$3,646,385
Long-term licensing liability	6,800,000	1,500,000
Long-term debt, net of current portion	14,001,634	11,182,073
Total liabilities	$52,560,403	$21,244,022
Commitments and contingencies
Stockholders’ Equity
Class B common stock, $0.001 par - 1,000,000 authorized, 383,656 issued and outstanding at September 30, 2024 and 30,000,000 authorized and 1,959,445 issued and outstanding at December 31, 2023	383	1,960
Class C common stock, $0.001 par - 0 authorized and issued and outstanding at September 30, 2024 and 50,000,000 authorized and 30,306,060 issued and outstanding at December 31, 2023	-	30,306
Common stock, $0.001 par - 144,000,000 authorized, 35,914,923 issued and outstanding at September 30, 2024 and 60,000,000 authorized at 0 issued and outstanding at December 31, 2023	35,915	-
Preferred stock, $0.001 par – 5,000,000 authorized, none issued or outstanding	-	-
Additional paid-in capital	121,914,521	47,743,085
Accumulated deficit	(41,073,711)	(17,021,453)
	$80,877,108	$30,753,898
Treasury Stock, at cost - 276,245 shares at September 30, 2024 and 76,245 shares at December 31, 2023	(1,500,076)	(76)
Total Venu Holding Corporation and subsidiaries equity	$79,377,032	$30,753,822
Non-controlling interest	34,660,367	31,225,863
Total stockholders’ equity	$114,037,399	$61,979,685
Total liabilities and stockholders’ equity	$166,597,802	$83,223,707

See notes to accompanying condensed consolidated financial statements.

Venu Holding Corporation

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Restaurant including food and beverage revenue	$2,740,411	$2,892,082	$8,144,605	$6,706,719
Event center ticket and fees revenue	2,002,572	961,222	4,663,228	1,838,736
Rental and sponsorship revenue	708,992	58,075	759,123	140,120
Total revenues	5,451,975	3,911,379	13,566,956	8,685,575
Operating costs
Food and beverage	653,178	712,026	1,901,590	1,530,107
Event center	435,841	407,889	1,727,311	634,368
Labor	1,152,909	1,188,574	3,358,871	2,572,382
Rent	333,192	363,032	975,756	863,850
Operating expenses	5,449,396	3,428,774	24,279,184	9,944,662
Depreciation and amortization	1,103,720	565,355	2,319,513	1,279,510
Total operating costs	9,128,236	6,665,650	34,562,225	16,824,879

Loss from operations	$(3,676,261)	$(2,754,271)	$(20,995,269)	$(8,139,304)

Other income (expense), net
Interest expense	(1,162,663)	(92,252)	(2,717,849)	(222,812)
Other expense	-	-	(2,500,000)	-
Loss on sale of investments	-	-	-	(11,947)
Interest income	276,452	-	502,962	20,153
Other income	35,000	38,610	97,500	109,179
Total other expense, net	$(851,211)	$(53,642)	$(4,617,387)	$(105,427)

Net loss	$(4,527,472)	$(2,807,913)	$(25,612,656)	$(8,244,731)

Less: Net loss attributable to non-controlling interests	(595,251)	(33,707)	(1,560,398)	(538,133)

Net loss attributable to common stockholders	$(3,932,221)	$(2,774,206)	$(24,052,258)	$(7,706,598)

Weighted average number of shares of Class A common stock, outstanding, basic and diluted	-	-	-	182,234
Basic and diluted net loss per share of Class A common stock	$-	$-	$-	$(0.31)

Weighted average number of shares of Class B common stock, outstanding, basic and diluted	383,656	11,695,841	839,116	17,514,426
Basic and diluted net loss per share of Class B common stock	$(0.13)	$(0.09)	$(0.58)	$(0.31)

Weighted average number of shares of Class C common stock, outstanding, basic and diluted	20,997	20,504,392	9,027,155	7,549,308
Basic and diluted net loss per share of Class C common stock	$(0.13)	$(0.09)	$(0.58)	$(0.31)

Weighted average number of shares of Class D common stock, outstanding, basic and diluted	25,879,401	-	21,805,264	-
Basic and diluted net loss per share of Class D common stock	$(0.13)	$-	$(0.58)	$-

Weighted average number of shares of Common stock, outstanding, basic and diluted	3,282,150	-	9,775,099	-
Basic and diluted net loss per share of Common stock	$(0.13)	$-	$(0.58)	$-

See notes to accompanying condensed consolidated financial statements.

Venu Holding Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Common Stock				Treasury Stock		Total Venu Holding
	Number		Number		Number		Number		Number		Additional		Number		Corporation	Non-
	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	of Shares	Amount	Paid In Capital	Accumulated Deficit	of Shares	Amount	Equity (Deficit)	Controlling Interests	Total Equity
Balances at December 31, 2023	-	$-	1,959,445	$1,960	30,306,030	$30,306	-	$-	-	$-	$47,743,085	$(17,021,453)	76,245	$(76)	$30,753,822	$31,225,863	$61,979,685
Issuance of shares	-	-	-	-	2,008,750	2,009	-	-	-	-	20,085,491	-	-	-	20,087,500	-	20,087,500
Exercise of warrants	-	-	40,349	40	-	-	-	-	-	-	-	-	-	-	40	-	40
Equity issued for services	-	-	-	-	700,000	700	-	-	-	-	6,999,300	-	-	-	7,000,000	-	7,000,000
Conversion of Common Stock Class B to Common Stock Class D	-	-	(1,619,804)	(1,620)	-	-	1,619,804	1,620	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class C to Common Stock Class D	-	-	-	-	(33,014,780)	(33,015)	33,014,780	33,015	-	-	-	-	-	-	-	-	-
Equity based compensation	-	-	-	-	-	-	-	-	-	-	2,566,254	-	-	-	2,566,254	-	2,566,254
Shareholder contribution associated with convertible debt transaction	-	-	-	-	-	-	-	-	-	-	2,500,000	-	-	-	2,500,000	-	2,500,000
Warrants issued as debt discount	-	-	-	-	-	-	-	-	-	-	3,000,140	-	-	-	3,000,140	-	3,000,140
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	-	-	8,013,613	-	-	-	8,013,613	2,361,387	10,375,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(124,050)	(124,050)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(15,598,938)	-	-	(15,598,938)	(217,081)	(15,816,019)
Balances at March 31, 2024	-	$-	379,990	$380	-	$-	34,634,584	$34,635	-	$-	$90,907,883	$(32,620,391)	76,245	$(76)	$58,322,431	$33,246,119	$91,568,550
Issuance of shares	-	-	-	-	526,250	526	-	-	-	-	5,163,315	-	-	-	5,163,841	-	5,163,841
Exercise of warrants	-	-	12,498	12	-	-	-	-	-	-	-	-	-	-	12	-	12
Conversion of Common Stock Class B to Common Stock Class D	-	-	(8,832)	(9)	-	-	8,832	9	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class C to Common Stock Class D	-	-	-	-	(526,250)	(526)	526,250	526	-	-	-	-	-	-	-	-	-
Equity issued for fixed asset acquisition	-	-	-	-	-	-	276,100	276	-	-	2,760,724	-	-	-	2,761,000	-	2,761,000
Equity based compensation	-	-	-	-	-	-	-	-	-	-	689,252	-	-	-	689,252	-	689,252
Equity issued for interest and fees for convertible debt transaction	-	-	-	-	-	-	32,940	33	-	-	329,367	-	-	-	329,400	-	329,400
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	-	-	10,226,521	-	-	-	10,226,521	2,293,479	12,520,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(147,082)	(147,082)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,521,099)	-	-	(4,521,099)	(748,066)	(5,269,165)
Balances at June 30, 2024	-	$-	383,656	$383	-	$-	35,478,706	$35,479	-	$-	$110,077,062	$(37,141,490)	76,245	$(76)	$72,971,358	$34,644,450	$107,615,808
Issuance of shares	-	-	-	-	297,584	297	316,757	317	-	-	5,174,548	-	-	-	5,175,162	-	5,175,162
Conversion of Common Stock Class D to Common Stock	-	-	-	-	(297,584)	(297)	(35,795,463)	(35,796)	36,093,047	36,093	-	-	-	-	-	-	-
Equity issued for fixed asset acquisition	-	-	-	-	-	-	-	-	21,876	22	218,728	-	-	-	218,750	-	218,750
Equity based compensation	-	-	-	-	-	-	-	-	-	-	671,819	-	-	-	671,819	-	671,819
Acquisition of treasury stock	-	-	-	-	-	-	-	-	(200,000)	(200)	200	-	200,000	(1,500,000)	(1,500,000)	-	(1,500,000)
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	-	-	5,772,164	-	-	-	5,772,164	1,233,118	7,005,282
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(621,950)	(621,950)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,932,221)	-	-	(3,932,221)	(595,251)	(4,527,472)
Balances at September 30, 2024	-	$-	383,656	$383	-	$-	-	$-	35,914,923	$35,915	$121,914,521	$(41,073,711)	276,245	$(1,500,076)	$79,377,032	$34,660,367	$114,037,399

Balances at January 1, 2023	275,000	$275	18,297,555	$18,298	-	$-	-	$-	-	$-	$22,445,530	$(6,496,980)	-	$-	$15,967,123	$22,793,014	$38,760,137
Issuance of shares	-	-	1,963,150	1,963	-	-	-	-	-	-	5,500,138	-	-	-	5,502,101	-	5,502,101
Exercise of warrants	66,665	67	250	1	-	-	-	-	-	-	82,432	-	-	-	82,500	-	82,500
Equity issued for services	-	-	402,610	403	-	-	-	-	-	-	1,207,427	-	-	-	1,207,830	-	1,207,830
Equity based compensation	-	-	-	-	-	-	-	-	-	-	83,497	-	-	-	83,497	-	83,497
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	-	-	1,835,550	-	-	-	1,835,550	4,564,450	6,400,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(273,961)	(273,961)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,500,115)	-	-	(2,500,115)	(378,394)	(2,878,509)
Balances at March 31, 2023	341,665	$342	20,664,565	$20,665	-	$-	-	$-	-	$-	$31,154,574	$(8,997,095)	-	$-	$22,178,486	$26,705,109	$48,883,595
Issuance of shares	-	-	2,636,215	2,637	-	-	-	-	-	-	8,249,975	-	-	-	8,252,612	-	8,252,612
Equity issued for services	-	-	5,000	5	175,000	175	-	-	-	-	534,964	-	-	-	535,144	-	535,144
Conversion of Common Stock Class A	(341,665)	(342)	-	-	8,541,625	8,542	-	-	-	-	(8,200)	-	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	-	-	-	-	-	76,245	(76)	(76)	-	(76)
Equity based compensation	-	-	-	-	-	-	-	-	-	-	100,509	-	-	-	100,509	-	100,509
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	100,000	100,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(273,961)	(273,961)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,432,277)	-	-	(2,432,277)	(126,032)	(2,558,309)
Balances at June 30, 2023	-	$-	23,305,780	$23,307	8,716,625	$8,717	-	$-	-	$-	$40,031,822	$(11,429,372)	76,245	$(76)	$28,634,398	$26,405,116	$55,039,514
Issuance of shares	-	-	209,985	210	-	-	-	-	-	-	757,345	-	-	-	757,555	-	757,555
Exercise of warrants	-	-	835	1	-	-	-	-	-	-	99	-	-	-	100	-	100
Conversion of Common Stock Class B	-	-	(21,229,040)	(21,229)	21,229,040	21,229	-	-	-	-	-	-	-	-	-	-	-
Equity based compensation	-	-	-	-	-	-	-	-	-	-	89,374	-	-	-	89,374	-	89,374
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	-	-	487,765	-	-	-	487,765	3,962,235	4,450,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(908)	(908)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,774,206)	-	-	(2,774,206)	(33,707)	(2,807,913)
Balances at September 30, 2023	-	$-	2,287,560	$2,289	29,945,665	$29,946	-	$-	-	$-	$41,366,405	$(14,203,578)	76,245	$(76)	$27,194,986	$30,332,736	$57,527,722

See notes to accompanying condensed consolidated financial statements.

Venu Holding Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2024	2023
Net loss	$(25,612,656)	$(8,244,731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity issued for interest on convertible debt	448,150	-
Equity based compensation	3,927,325	273,380
Equity issued for services	7,000,000	1,742,974
Project abandonment loss	579,981	-
Amortization of debt discount	1,985,568	1,434
Non cash lease expense	268,635	363,149
Unrealized income on equity method investment	-	(11,678)
Depreciation and amortization	2,319,513	1,279,510
Noncash financing expense	2,500,000	-
Changes in operating assets and liabilities:
Inventories	(41,125)	(93,060)
Prepaid expenses and other current assets	(962,011)	205,157
Security deposit	325,026	(215,904)
Accounts payable	3,233,914	(1,670,904)
Accrued expenses	12,439,542	54,576
Receivables from AEG partnership	(1,370,710)	-
Accrued payroll and payroll taxes	(14,530)	(113,865)
Deferred revenue	1,445,026	248,542
Operating lease liabilities	(235,641)	(336,794)
Licensing liabilities	5,100,000	-
Net cash provided by (used in) operating activities	$13,336,007	$(6,518,214)
Cash flows from investing activities
Purchase of property and equipment	(61,615,767)	(19,190,024)
Net cash acquired from acquisition of 13141 BP	74,085	-
Net cash used in investing activities	$(61,541,682)	$(19,190,024)
Cash flows from financing activities
Proceeds from sale of non-controlling interest equity	29,900,282	10,950,000
Distributions to non-controlling shareholders	(893,082)	(548,830)
Principal payments on long-term debt	(232,327)	(144,431)
Proceeds from issuance of shares	30,426,503	14,512,268
Proceeds from exercise of warrants	52	82,600
Payment for personal guarantee on convertible debt	(100,000)	-
Acquisition of Treasury Stock	(1,500,000)	(76)
Proceeds from municipality promissory note	6,200,000	-
Net cash provided by financing activities	$63,801,428	$24,851,531
Net increase (decrease) in cash	15,595,753	(856,707)
Cash, beginning	20,201,104	23,470,734
Cash, ending	$35,796,857	$22,614,027
Supplemental disclosure of non-cash operating, investing and financing activities:
Cash paid for interest	$296,593	$234,197
Property acquired via mortgage	$-	$4,402,392
Property acquired via convertible debt	$10,000,000	$-
Debt discounts - warrants	$3,000,140	$-
Equity issued for origination fee	$100,000	$-
Debt discount - suite granted to lender	$200,000	$-
Land returned in exchange for termination of promissory note payable	$3,267,000	$-
Right of Use Assets obtained in exchange for operating lease liabilities	$471,476	$-

See notes to accompanying condensed consolidated financial statements.

Venu Holding Corporation

Notes To Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Venu Holding Corporation (“Venu” or “the Company” f/k/a Notes Live, Inc.) is a Colorado corporation formed on March 13, 2017. The Company is a hospitality and entertainment business to which it earns revenues from operating restaurants, hosting events, renting event space and operating outdoor amphitheaters. The Company and its subsidiaries operate within the United States of America.

The Company’s registered office is at 1755 Telstar Drive, Suite 501, Colorado Springs, Colorado 80920.

The Company’s subsidiaries and its interests in each are presented below as of September 30, 2024:

Name of Entity	Place of Incorporation	Interest
Notes Live, Inc. (Parent)	Colorado	100%
Bourbon Brothers Holding Company, LLC (“BBH”)	Colorado	100%
Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBST”)	Colorado	100%
Bourbon Brothers Presents, LLC d/b/a Boot Barn Hall (“BBP”)	Colorado	89%
Bourbon Brothers Smokehouse and Tavern GA, LLC (“BBSTGA”)	Georgia	100%
Bourbon Brothers Presents GA, LLC (“BBPGA”)	Georgia	100%
Notes Holding Company, LLC (“NH”)	Colorado	100%
13141 Notes, LLC d/b/a Notes (“Notes”)	Colorado	100%
Sunset Amphitheater, LLC (“Sunset”) *	Colorado	10%
Hospitality Income & Asset, LLC (“HIA”) *	Colorado	99%
Sunset on the Stones River, LLC (“Stones”)	Colorado	100%
Bourbon Brothers Licensing, LLC (“BBL”)	Colorado	100%
GA HIA, LLC (“GAHIA”) *	Colorado	16%
Notes Live Real Estate, LLC (“NotesRE”)	Colorado	100%
Roth’s Seafood and Chophouse, LLC (“Roth”)	Colorado	100%
Sunset Operations, LLC (“SunsetOps”)	Colorado	100%
Sunset Hospitality Collection, LLC (“SHC”) *	Colorado	50%
Notes Hospitality Collection, LLC (“NHC”)	Colorado	100%
Sunset at Broken Arrow, LLC (“BA”) *	Colorado	78%
Sunset at Mustang Creek, LLC (“MC”) *	Colorado	84%
Sunset at McKinney, LLC (“MK”) *	Colorado	85%
Sunset Operations at McKinney, LLC (“McKinneyOps”)	Colorado	100%
Sunset at El Paso, LLC (“EP”) *	Colorado	100%
Sunset Operations at El Paso, LLC (“EPOps”)	Colorado	100%
Polaris Pointe Parking, LLC (“PPP”)	Colorado	100%
Venu VIP Rides, LLC (“Rides”)	Colorado	50%
Notes CSI1 DST, LLC (“DST”)	Delaware	100%

*	These entities are considered majority-owned subsidiaries or variable interest entities and consolidated into the Notes Live consolidated financials

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Bourbon Brothers Holdings Company, LLC (“BBH”) is a holding company designed to own and manage each of the Bourbon Brothers-related operating entities.

Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBST”) is the sole owner and operator of its restaurant operations. The restaurant building is leased from Hospitality Income & Asset, LLC (“HIA”), a majority owned subsidiary, whom the company has a lease with and then purchased a majority of HIA in the year ended December 31, 2022 (refer to Note 7 – Related Party Transactions footnote for further details of this acquisition).

Bourbon Brothers Presents, LLC d/b/a Boot Barn Hall (“BBP”) specializes in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements. Additionally, BBP utilizes the Boot Barn Hall event venue (“event venue”) to host corporate events and weddings, among other utilizations of the facility. BBP is the sole owner and operator of the Boot Barn Hall event venue facility. The Boot Barn Hall event venue building is leased from HIA, a related party (refer to Note 4 – Leases footnote for further details). The Company owns 89% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Bourbon Brothers Smokehouse and Tavern GA, LLC (“BBSTGA”) is the sole owner and operator of the restaurant operations. The BBSTGA restaurant building is leased from a related party entity (refer to Note 5 – Leases footnote for further details).

Bourbon Brothers Presents GA, LLC (“BBPGA”) is the Company’s concert and event venue in Gainesville, Georgia, specializing in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements. Additionally, this concert and event venue facility is utilized to host corporate events and weddings. BBPGA is the sole owner and operator of this facility. This facility is leased from a related party entity (refer to Note 7 – Related Party Transactions footnote for further details).

Bourbon Brothers Media, LLC (“BBM”) is a digital media-focused entertainment company. BBM closed in 2023.

Bourbon Brothers Licensing, LLC (“BBL”) BBL is designed to exclusively serve as the entity which licenses the Bourbon Brothers brand.

Notes Holding Company, LLC (“NH”) is a pass-through entity established to hold the Company’s equity interests in various subsidiaries.

13141 Notes, LLC (“Notes”) is the restaurant operating entity, managing the Notes Eatery (formally known as Buttermilk Eatery, LLC which changed its name on August 8, 2022), located in Colorado Springs, Colorado, which opened in June 2020.

13141 BP, LLC (“13141 BP”) was acquired by the Company on June 26, 2024. The Company purchased 100% of the membership units from 13141 BP’s members. 13141 BP owns the land and buildings from which Notes currently uses under an existing lease arrangement. The transaction is treated as an asset acquisition and accounted for under ASC 805, Business Combinations. Under this methodology the purchase price is allocated to the acquired asset based on their proportionate fair values. The Company purchased these units of 13141 BP for a total purchase price of $2,761,000 using equity. Under the terms of the purchase agreement, the Company issued 276,100 shares of common stock. The Company owns 100% of this subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset Amphitheater, LLC (“Sunset”) is a hospitality-focused music venue located in Colorado Springs. This venue opened in August 2024 d/b/a Ford Amphitheater. The Company owns 10% of this variable interest entity and 100% of its voting control and consolidates it into its financials.

Hospitality Income & Asset, LLC (“HIA”) was acquired by the Company on April 1, 2022 and owns the land and buildings for which both BBST and BBP currently use from existing lease arrangements. The Company owns 99% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Sunset on the Stones River, LLC (“Stones”) was planned to be a fully integrated Notes Live entertainment complex in Murfreesboro, Tennessee (the “City”). The Company does not plan to move forward with this location. Its agreement with the City was terminated on August 26, 2024. The Company expensed the development costs to date in 2024 for $305,497 included in operating expenses for the nine months ended September 30, 2024.

GA HIA, LLC (“GAHIA”) is the Colorado-based entity that holds the Company’s Georgia based operations. The Company owns 16% of this variable interest entity and 100% of its voting control and consolidates it into its financials.

Notes Live Real Estate, LLC (“NotesRE”) holds title to certain Company real estate assets.

Roth’s Seafood and Chophouse, LLC (“Roth Seafood”) is a restaurant adjacent to Ford Amphitheater. This location is slated to open when construction is completed which is anticipated in May 2025.

Sunset Operations, LLC (“Sunset Ops”) is the operating entity that manages the operations of Ford Amphitheater which opened August 9, 2024.

Notes Hospitality Collection, LLC (“NHC”) is the operating entity that manages the venue rentals and 1,200 additional seating which can be utilized to view the concerts and shows at Ford Amphitheater and is slated to open when construction is completed which is anticipated in May 2025.

Sunset Hospitality Collection, LLC (“SHC”) is the entity that owns the venue that includes Roth Seafood and NHC which are currently under construction. The Company owns 50% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at Broken Arrow, LLC (“Sunset BA”) is a hospitality-focused music venue located in Broken Arrow, OK and has not yet begun construction. The Company owns 78% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at Mustang Creek, LLC (“Sunset MC”) is a hospitality-focused music venue located in Mustang Creek, OK and has not yet begun construction. The Company owns 84% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at McKinney, LLC (“Sunset MC”) is a hospitality-focused music venue located in McKinney, TX and has not yet begun construction. The Company owns 85% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset Operations at McKinney, LLC (“McKinneyOps”) is the operating entity that manages the Sunset amphitheater in McKinney, TX operations and is slated to open when construction is completed which is anticipated in 2026.

Sunset at El Paso, LLC (“Sunset EP”) is a hospitality-focused music venue located in El Paso, TX and has not yet begun construction. The Company owns 100% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset Operations at El Paso, LLC (“EPOps”) is the operating entity that manages the Sunset Amphitheater in El Paso, TX operations and is slated to open when construction is completed which is anticipated in 2026.

Polaris Pointe Parking, LLC (“PPP”) owns the land for parking at Sunset Ops.

Venu VIP Rides, LLC (“Rides”) is an entity that provides transportation services to Venu’s employees and shareholders. The Company owns 50% of the subsidiary and 100% of its voting control and consolidates it into its financials.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Notes CS I, DST (“DST”) is an entity that owns the land that Sunset Amphitheater, LLC has its improvements on for the Ford Amphitheater. On August 22, 2024 NLRE conveyed the 9.41 acres of real property upon which the Ford Amphitheater is located to Notes CS I Holdings, LLC, a wholly owned subsidiary of Venu (“Holdings LLC”), and Holdings LLC conveyed that property to Notes CS I, DST, a Delaware Statutory Trust (the “Trust”) in exchange for a 100% of the beneficial interests in the Trust. The signatory trustee for the Trust is Notes CS I ST, LLC (the “Signatory”), a wholly owned subsidiary of Venu. Beneficial owners have no voting rights with respect to the affairs of the Trust and do not have legal title to any portion of the property held by the Trust. Instead, the signatory trustee has the sole power and authority to manage the activities and affairs of the Trust, including the power and authority to sell the property and the Trust holds legal title to the property. Under the documents governing the Trust, beneficial interest holders are entitled to distributions on a pro rata basis of the base rent payments made to the Trust from the ground tenant. As of September 30, 2024, Holdings, LLC the Trust sold a beneficial interest to third party for $130,282 but in no event is it expected that Holdings LLC would cease to hold a beneficial interest in the Trust.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Final Prospectus on Form 424B4 for the year ended December 31, 2023 filed on November 27, 2024. Results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024. The consolidated balance sheet at December 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise

Risks and Uncertainties

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgements that affect the application of accounting policies and the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are continuously evaluated and are based on management’s experience and other factors, including expectations regarding future events that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

Significant estimates made by management include, but are not limited to: economic lives of leased assets; impairment assessment of long- lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; and estimates of fair value used in the private stock valuations used for equity based compensation and warrants.

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its restaurants and event venues in Colorado, Georgia, Tennessee, Oklahoma and Texas. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. As of the issuance of these financials, management has concluded there is not substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company had an accumulated deficit of $41,073,711 and $17,021,453 as of September 30, 2024 and December 31, 2023, respectively and incurred net losses of $25,612,656 and $8,244,731 for the nine months ended September 30, 2024 and 2023 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s plan, as described below, such substantial doubt has been alleviated. The Company believes that cash on hand, and the improved profitability over the next twelve months from the operating entities in Colorado Springs, Colorado and Gainesville, Georgia, along with full season of operations of Ford Amphitheater in 2025, as well as additional capital raising and debt financing so far in 2024, and the net proceeds from our Initial Public Offering in November 2024, will allow the Company to continue its business operations. There is no guarantee that we will be able to execute on these plans as laid out above.

The Company’s continued implementation of its business plan to add additional locations is dependent on its future engagement in strategic locations, real estate transactions, capital raising, and debt financing. If the Company is unable to enter into strategic transactions, the Company may be required to delay its business plan implementation for future expansion, which would have a material adverse impact on the Company’s growth plan.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned, majority-owned subsidiaries and variable interest entities. For those entities that aren’t wholly owned by Company, the Company assesses the voting and management control to confirm the Company is the primary beneficiary of the majority-owned subsidiaries and variable interest entities. All intercompany accounts and transactions have been eliminated upon consolidation. See “Organization” and “Non-controlling Interest” for further discussions of the entities that are majority-owned subsidiaries and variable interest entities. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. See “Investments in related parties” for further discussion.

Fair Value Measurements

Fair values have been determined for measurement and/or disclosure purposes based on the following methods. The Company characterizes inputs used in determining fair value using a hierarchy that prioritizes inputs depending on the degree to which they are observable. The levels of the fair value hierarchy are as follows:

● Level 1 – fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;

● Level 2 – fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

● Level 3 – fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The carrying values of cash, payables and accrued liabilities approximate their fair values because of the short-term nature of these financial instruments. Balances due to and due from related parties do not have specific repayment dates and are payable on demand, thus are also considered current and short-term in nature, hence carrying value approximates fair value and are included in current assets or liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company did not have any cash equivalents. Cash balances can exceed federally insured limits.

Inventories

Inventories, consisting principally of food, beverages and supplies, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. The Company reviews inventory on a weekly basis and determines if slow-moving or obsolete inventory exists. No allowance is deemed necessary as of September 30, 2024 and December 31, 2023.

Investments in related parties

The Company currently accounts for certain investments using a practical expedient to measure these investments that do not have a readily determinable fair value in accordance with Accounting Standards Codification (“ASC”) 321,

Investments - Equity Securities; ASC 325, Investments – Other; ASC 810, Consolidation; and ASC 820, Fair Value Measurement. The investments are initially recognized at cost. Any income or loss from these investments are recognized on the condensed consolidated statements of operations, net of operating expenses. The carrying value of the Company’s investments are assessed for indicators or impairment at each balance sheet date. Under this method of accounting, the investment is derecognized once the Company’s interest in the investment is sold or impaired. Upon sale, any proportionate gain or loss is recognized in the condensed consolidated statement of operations as other income.

The Company had one investment during 2023, until it disposed of it on December 31, 2023, that it accounted for using the equity method as described in ASC 323, Investments – Equity Method and Joint Ventures where the investment was initially recorded as an asset on the balance sheet at its initial cost. This investment was adjusted each reporting period by the Company through the income statement for the income or loss for its proportionate share of investment. See Note 6 – Investments in Related Parties and Note 7 – Related Party Transactions for further discussion.

Property and Equipment

Property and equipment are recorded at historical cost net of accumulated depreciation and amortization, write-downs and impairment losses. Property and equipment are recorded as construction in progress until they are placed in service, and are depreciated or amortized once placed in service. Depreciation and amortization are calculated on a straight-line basis over the following periods:

The estimated useful lives are:

Leasehold improvements	Shorter of lease term or useful life
Furniture, fixtures and equipment	2-10 years
Buildings	Up to 40 years

Property and equipment costs directly associated with the acquisition, development and construction of a restaurant are capitalized. Expenditures for major improvements and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and amortization and the related gain or loss are reflected in earnings.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets with a finite life are recorded at cost and are amortized on a straight-line basis over estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis. The Company currently has naming rights that are amortized on a straight-line basis over six years.

The Company reviews the carrying values of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable.

Impairment Assessment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An evaluation for impairment is performed at the lowest level of identifiable cash flows. An impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. No impairment loss was recognized during the periods ending September 30, 2024 and September 30, 2023.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. This ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied. The Company recognizes revenue from restaurant sales when food and beverage products are transferred to the customer. Revenue from a venue rental, concert or show is recognized when the event, concert or show occurs. Amounts collected in advance of the event are recorded as deferred revenue until the event occurs. Amounts collected from sponsorship agreements, which are not related to a single event, are classified as deferred revenue and recognized over the term of the agreements as the benefits are provided to the sponsors. As of September 30, 2024 and December 31, 2023, deferred revenue totaled $2,209,107 and $764,081, respectively. As of September 30, 2023 and December 31, 2022, deferred revenue totaled $375,833 and $127,291, respectively. During the nine months ended September 30, 2024, the Company recognized $718,722 in revenue from its deferred revenue balance as of December 31, 2023. During the nine months ended September 30, 2023, the Company recognized $155,495 in revenue from its deferred revenue balance as of December 31, 2022. There are no refunds or allowance for refunds in accordance with the Company’s reservation policies, which do not allow for, except in limited circumstances. The Company contracted with a subsidiary of the Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. We generate net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within our net amphitheater revenue recognition from AEG. As of September 30, 2024, the Company had a receivable of $1,370,710, respectively, with no allowance for credit losses on the receivable as the Company has started to collect this balance subsequent to the period end.

Leases

The Company accounts for its leases in accordance with ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded in the condensed consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term, including any renewal options that are likely to be exercised, at the rate implicit in the lease. Lease liabilities are increased by the principal amount due and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and expenses payments on these short-term leases as they are made.

Long-term Licensing Liability

The Company accounts for the licensing of its hospitality fire pit suites of Notes Hospitality Collection and its owners club memberships for Sunset at Broken Arrow and Sunset at McKinney as a long-term licensing liability. The deposits range from $50,000 to $100,000 and fully prepaid licenses of $100,000 to $200,000 are recognized in this account. The amortization of these liabilities will start to be recognized when NHC in Colorado Springs opens its suites fully after construction is expected to be completed by May 2025 and with Sunset at Broken Arrow in late 2025 and Sunset at McKinney in early 2026.

Advertising Expenses

Advertising costs are expensed as incurred and included in operating expenses in the accompanying condensed consolidated statements of operations. Total advertising expenses were approximately $715,380, $477,724, $2,122,638 and $1,205,167 for the three and nine month periods ended September 30, 2024 and September 30, 2023, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization of debt issuance costs of $850,752, $1,434, $1,985,568 and $1,434 for the three and nine month periods ended September 30, 2024 and September 30, 2023, are included in interest expense in the accompanying condensed consolidated statements of operations.

Equity Based Compensation

The Company recognizes equity-based compensation expense based on the fair value of the warrants or shares at the time of the grant or issuance. Share-based compensation includes warrants and stock grants issued to the Company’s employees. These may vest immediately or vest evenly up to five years. The exercise price of a warrant is the fair value of the Company’s equity on the date of issuance.

Equity Issuance Costs

Equity issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all the requirements for equity classification, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent balance sheet date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of stockholders’ equity at the time of issuance.

Income Taxes

The Company is subject to federal and state income taxes. A proportional share of the Company’s subsidiaries’ provisions are included in the condensed consolidated financial statements. Deferred income tax assets and liabilities are computed for differences between the asset and liability method and financial statement amounts that will result in taxable or deductible amounts in the future. The Company computes deferred balances based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income.

A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations is considered. If the Company determines it will be able to realize the deferred tax assets for which a valuation allowance had been recorded, then it will adjust the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The Company evaluates the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions.

Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) an assessment is made as to whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit.

The Company is a C corporation (“C Corp”), however, the Company’s subsidiaries are limited liability companies (“LLC’s”), that have elected to be taxed as partnerships. As an LLC, management believes that these companies are not subject to income taxes, and such taxes are the responsibility of the respective members. The subsidiaries’ LLCs are still in place, with the parent company filing as a corporation.

Non-controlling Interest and Variable Interest Entities

The non-controlling interest (“NCI”) represents capital contributions and distributions, income and loss attributable to the owners of less than wholly owned consolidated entities and are reported in equity. NCIs are evaluated by the Company and are shown as permanent equity. Net income (loss) attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the NCI stockholders in the accompanying Condensed Consolidated Statements of Operations. The net income (loss) attributable to NCIs is classified in the Consolidated Statements of Operations as part of consolidated net income (loss) and deducted from total consolidated net income (loss) to arrive at the net income (loss) attributable to the Company. The Company has evaluated its investments in its consolidated entities in order to determine if they qualify as variable interest entities (“VIEs”). The Company is the entity that holds the majority, and only, voting interests and is also the primary beneficiary of the VIEs. The Company monitors these investments and, to the extent it has determined that it owns a majority of the controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments, including when there is a reconsideration event, to determine whether such investments are VIEs and whether such VIE should be consolidated. These analyses require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounts for the change in its ownership interest while it retains its 100% controlling financial interest, as the Company owns 100% of the voting membership interest, in all of its majority-owned subsidiaries and VIEs as equity transactions. As such, the Company is the entity that holds the majority, and only, voting interests and is also the primary beneficiary of the VIEs. These VIEs meets the definition of a business and the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations, The Company is the holder of controlling variable interests in its VIEs and is also the holder as the primary beneficiary of all of its VIEs. These VIEs exist for the Company’s operations and purposes. The Company is the sole manager of the legal entity and operating manager of these VIEs. The Company would provide support to the VIEs, including events that may expose the Company to the VIEs reporting losses. The Company directly controls the VIE’s financial position in terms of operations, construction, acquisition of real estate, financial performance and directs its cash flows. As the VIEs issue voting equity interests to the Company, the Company holds 100% voting interest and is also the primary beneficiary of the VIE. The VIEs meet or will meet the definition of a business once open for operations and the VIEs’ assets can be used for purposes other than settlement of the VIE’s obligations. he carrying value of the NCI should be adjusted to reflect the change in the Company’s ownership interest in the subsidiary, and differences between the fair value of the consideration received and the amount by which the NCI is adjusted should be recognized in equity attributable to the Company. This may be shown as NCI and as additional paid in capital to the Company when combined agree to the non-controlling issuance of shares as shown in the Condensed Consolidated Statement of Change in Stockholders’ Equity.

If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings. These may be majority-owned subsidiaries or variable interest entities that the Company has 100% voting control of.

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of September 30, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu VIP	Notes DST	Total
ASSETS
Cash	129,311	52,365	47,407	175,288	-	1,374,594	21,350	7,968,692	13,391,607	148,959	1,551	130,282	23,441,406
Property and equipment, net	29,514	10,722,085	10,529,451	48,532,320	-	36,725	16,066,944	7,000,853	1,012,651	96,700	-	-	94,027,243
Other assets	1,221,724	30,484	772,573	(14,035,531)	-	30,560	(5,847,164)	(578,184)	3,473,834	(204,148)	15,954	(129,779)	(15,249,677)
Total assets	1,380,549	10,804,934	11,349,431	34,672,077	-	1,441,879	10,241,130	14,391,361	17,878,092	41,511	17,505	503	102,218,972
LIABILITIES
Accounts payable	241	23,402	112,358	647,878	-	-	157,652	321,934	400,707	57,132	19,282	65,355	1,805,941
Accrued expenses and other	328,686	(4,734)	128,948	4,721,095	-	-	6,330,171	439,480	100,908	1,097	-	-	12,045,651
Other long-term liabilities	1,025,673	4,228,316	3,317,041	9,916,667	-	-	200,000	-	149,780	-	-	-	18,837,477
Total Liabilities	1,354,600	4,246,984	3,558,347	15,285,640	-	-	6,687,823	761,414	651,395	58,229	19,282	65,355	32,689,069
Stockholders’ Equity & NCI	25,949	6,557,950	7,791,084	19,386,437	-	1,441,879	3,553,307	13,629,947	17,226,697	(16,718)	(1,777)	(64,852)	69,529,903
Total liabilities and equity	1,380,549	10,804,934	11,349,431	34,672,077	-	1,441,879	10,241,130	14,391,361	17,878,092	41,511	17,505	503	102,218,972

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2023:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Total
ASSETS
Cash	409,973	49,643	110,314	1,281,934	52,462	1,657,511	677,742	6,418,199	-	10,657,778
Property and equipment, net	19,956	10,993,207	11,334,305	13,373,408	3,506,517	120,766	48,988	269,137	-	39,666,284
Other assets	1,254,602	76,104	733,332	10,008,993	1,795	399,594	-	-	-	12,474,420
Total assets	1,684,531	11,118,954	12,177,951	24,664,335	3,560,774	2,177,871	726,730	6,687,336	-	62,798,482
LIABILITIES
Accounts payable	35,045	1,103	-	2,168,812	44,270	36,989	47,681	32,308	-	2,366,208
Accrued expenses and other	264,979	41,520	192,354	83,293	-	20,962	24,925	-	-	628,033
Other long-term liabilities	1,054,770	4,336,093	3,404,225	-	3,267,000	-	-	-	-	12,062,088
Total Liabilities	1,354,794	4,378,716	3,596,579	2,252,105	3,311,270	57,951	72,606	32,308	-	15,056,329
Stockholders’ Equity & NCI	329,737	6,740,238	8,581,372	22,412,230	249,504	2,119,920	654,124	6,655,028	-	47,742,153
Total liabilities and equity	1,684,531	11,118,954	12,177,951	24,664,335	3,560,774	2,177,871	726,730	6,687,336	-	62,798,482

A summary of the Company’s non-controlling interests for the periods ended September 30, 2024 and September 30, 2023:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP Rides	Notes CS1 DST	Total
Balance at December 31, 2023	(118,444)	6,733,243	601,110	21,620,755	-	288,653	47,106	2,053,440	-	-	-	31,225,863
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/24	15,652	82,506	(3,000)	(245,133)	-	(28,043)	(14,036)	(24,839)	(188)	-	-	(217,081)
Non-controlling interest issuance of shares	-	-	-	-	-	33,078	235,993	1,993,498	98,818	-	-	2,361,387
Distributions to non-controlling shareholders	-	(123,141)	(909)	-	-	-	-	-	-	-	-	(124,050)
Balance at March 31, 2024	(102,792)	6,692,608	597,201	21,375,622	-	293,688	269,063	4,022,099	98,630	-	-	33,246,119
Net income (loss) attributable to Non-Controlling Interest 4/1-6/30/24	11,469	94,097	(3,107)	(364,690)	-	(38,086)	(97,866)	(507,762)	(70,057)	-	-	(976,002)
Non-controlling interest issuance of shares	-	-	-	338,742	-	(130,839)	77,419	752,789	1,255,368	-	-	2,293,479
Distributions to non-controlling shareholders	-	(146,173)	(909)	-	-	-	-	-	-	-	-	(147,082)
Balance at June 30, 2024	(91,323)	6,640,532	593,185	21,349,674	-	124,763	248,616	4,267,126	1,283,941	-	-	34,416,514
Net income (loss) attributable to Non-Controlling Interest 7/1-9/30/24	5,139	81,043	(3,047)	(161,268)	-	121	(76,505)	(182,726)	(45,210)	(889)	-	(383,342)
Non-controlling interest issuance of shares	-	-	-	-	-	(600,000)	1,075,000	2,250,000	4,150,000	-	130,282	7,005,282
Distributions to non-controlling shareholders	-	(98,199)	(909)	(419,025)	-	-	-	-	-	-	-	(518,133)
Balance at September 30, 2024	(86,184)	6,623,376	589,229	20,769,381	-	(475,116)	1,247,111	6,334,400	5,388,731	(889)	130,282	40,520,321

	BBPCO	Notes	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Total
Balance at December 31, 2022	(144,332)	-	6,640,999	626,245	15,397,049	273,053	-	-	-	-	22,793,014
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/23	16,795	-	(107,527)	(3,175)	(284,487)	-	-	-	-	-	(378,394)
Non-controlling interest issuance of shares	-	-	200,000	-	4,364,450	-	-	-	-	-	4,564,450
Distributions to non-controlling shareholders	-	-	-	(908)	-	(273,053)	-	-	-	-	(273,961)
Balance at March 31, 2023	(127,537)	-	6,733,472	622,162	19,477,012	-	-	-	-	-	26,705,109
Net income (loss) attributable to Non-Controlling Interest 4/1-6/30/23	3,630	-	(11,468)	(2,680)	(115,514)	-	-	-	-	-	(126,032)
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	100,000	-	100,000
Distributions to non-controlling shareholders	-	-	-	(908)	-	(273,053)	-	-	-	-	(273,961)
Balance at June 30, 2023	(123,907)	-	6,722,004	618,574	19,361,498	(273,053)	-	-	100,000	-	26,405,116
Net income (loss) attributable to Non-Controlling Interest 7/1-9/30/23	11,630	-	107,540	(2,739)	(145,008)	-	(3,498)	-	(1,629)	-	(33,704)
Non-controlling interest issuance of shares	-	-	-	-	-	-	1,250,000	-	3,200,000	-	4,450,000
Distributions to non-controlling shareholders	-	-	-	(908)	-	-	-	-	-	-	(908)
Balance at September 30, 2023	(112,277)	-	6,829,544	614,927	19,216,490	(273,053)	1,246,502	-	3,298,371	-	30,820,504

Segment Reporting

The Company considers our restaurant and event center operations as similar, in close proximity, and have aggregated them into a single reportable segment. Revenue from customers is derived principally from food and beverage services with a portion being served in conjunction with live entertainment. Our chief operating decision maker (the “CODM”) is the Chief Executive Officer. The CODM makes operating performance assessment and resource allocation decisions on a consolidated basis. The CODM does not receive discrete financial information about asset allocation, expense allocation or profitability by product or geography.

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance in our December 31, 2024 financial statements to have a material impact on our condensed consolidated financial statements. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2024 or September 30, 2023.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net, were as follows:

	As of	As of
	September 30,	December 31,
	2024	2023
Leasehold Improvements	$401,573	$160,738
Furniture and equipment	11,746,626	4,064,928
Land and buildings	92,250,984	39,381,977
Construction in progress	27,174,798	17,678,116
	$131,573,981	$61,285,759
Accumulated depreciation and amortization	(5,817,470)	(3,547,996)
	$125,756,511	$57,737,763

Depreciation and amortization expenses relating to intangibles for the three and nine month periods ended September 30, 2024 and September 30, 2023 were $1,103,720, $2,319,513, $565,355, and $1,279,510, respectively, of which depreciation and amortization expenses relating to property and equipment for those periods were $1,087,041, $2,269,474, $548,675, and $1,129,470, respectively.

NOTE 4 - INTANGIBLES

Intangible assets subject to amortization consist of the following:

	Useful	September 30,	December 31,
	Life	2024	2023
Naming rights	6 years	$400,314	$400,314
Accumulated amortization		(172,358)	(122,319)
Intangible assets, net		$227,956	$277,995

The intangible naming rights asset was put into use in 2023. Amortization expense relating to the intangible assets for the three and nine month periods ended September 30, 2024 and September 30, 2023 was $16,680, $16,680, $50,039 and $50,040 respectively. The estimated amortization expense for the twelve months ended September 30, 2025 and thereafter is as follows:

2025	$66,719
2026	66,719
2027	66,719
2028	27,799
$227,956

NOTE 5 – LEASES

The Company leases the properties used for some of its restaurants, venue and office space.

Through June 30, 2022, the Company leased the land and buildings used in BBST and BBP operations from HIA. On April 1, 2022, the Company purchased a controlling interest in the equity of HIA. Accordingly, the impact of the lease is eliminated in the condensed consolidated financial statements.

NOTE 5 – LEASES (Continued)

Notes in Colorado Springs leased its property from 13141 BP, LLC (“13141 BP”), a related party (refer to Note 7– Related Party Transactions footnote for further details) through June 26, 2022, when the Company acquired the membership interests of 13141 BP. The lease was structured as a triple net (“NNN”) lease, which this type of lease includes costs of maintenance, repairs, operations, taxes and insurance, with annual rents of $90,000 through July 1, 2024 and throughout 2023. The lease was amended as of July 1, 2024, to include costs of maintenance, repairs, operations, taxes and insurance. As of the acquisition date, the lease is eliminated in consolidations.

The Company leases its office space from an unrelated party. The lease is until November 30, 2029 and escalates in base rent by 1.3% each year. Additionally, the Company leases an executive apartment from an unrelated party. The lease is until April 13, 2025.

Total rent expense related to leased assets including short-terms leases and variable costs was $333,192, $975,756, $363,032 and $863,850 for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. Total cash paid for rent expense to leased assets was $241,540 and $334,808 for the nine months ended September 30, 2024 and September 30, 2023.

The following table shows balance sheet information related to the operating leases:

		As of
		September 30,	December 31,
Balance Sheet Information	Classification	2024	2023
Assets
Operating lease right-of-use assets, net	Operating Leases	$1,446,793	$3,685,980
Liabilities
Current portion of operating lease liabilities	Operating Leases	$371,111	$230,952
Long-term portion of operating lease liabilities	Operating Leases	$1,109,006	$3,646,385
Total lease liabilities		$1,480,117	$3,877,337

NOTE 5 – LEASES (Continued)

The future minimum lease payments of existing operating lease liabilities as of September 30, 2024 are as follows:

Twelve months ending September 30,
2025	$441,813
2026	391,981
2027	306,619
2028	242,334
2029	245,370
Thereafter	40,980
Total lease payments	$1,669,097
Less: imputed interest	(188,980)
Present value of lease liabilities	$1,480,117
Less: current portion	(371,111)
Long-term portion	$1,109,006

The following summarizes other supplemental information about the Company’s operating leases:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	4.34	13.25
Weighted-average discount rate	5.65%	6.00%

NOTE 6 – INVESTMENTS IN RELATED PARTIES

The Company has non-controlling interest investments in related parties. Accordingly, the Company utilizes the guidance stated in ASC 323, Investments – Equity Method and Joint Ventures to account for applicable transactions. These investments lack readily determinable fair values. Consequently, these investments are accounted for under the practical expedient at cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments. An adjustment to the recognized value of the investment is not made if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. Any income or loss from these investments is recognized in the condensed consolidated statements of operations, net of operating expenses. These investments are reviewed at each balance sheet date for impairment. The activity related to these investments for the periods ended September 30, 2024 and September 30, 2023 follows:

	Roth	War
	Industries LLC	Hippies LLC	Total
Balance at December 31, 2023	$550,000	$-	$550,000
-	-	-	-
Balance at March 31, 2024	$550,000	$-	$550,000
-	-	-	-
Balance at June 30, 2024	$550,000	$-	$550,000
-	-	-	-
Balance at September 30, 2024	$550,000	$-	$550,000

Balance at December 31, 2022	$550,000	$75,603	$625,603
Net income attributable to entity	-	2,567	2,567
Balance at March 31, 2023	$550,000	$78,170	$628,170
Net income attributable to entity	-	3,001	3,001
Balance at June 30, 2023	$550,000	$81,171	$631,171
Net income attributable to entity	-	6,110	6,110
Balance at September 30, 2023	$550,000	$87,281	$637,281

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company owns 550,000 preferred units or 2.0% of Roth Industries, LLC (“Roth Industries”). The Company’s Chairman and CEO is also the founder and Chairman of Roth Industries and is a significant stockholder of the Company. The Company’s officers and directors are also minority equity owners of Roth Industries. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method. In addition, the Company recognized licensing fees from Roth Industries, totaling $35,000 and $32,500 for the three months ended September 30, 2024 and 2023 and $97,500 and $97,500 during the nine months ended September 30, 2024 and 2023, respectively, for Roth’s licensing use of the Bourbon Brothers brand in grocery products since the Company holds the exclusive license to use the brand. The Company also had $75,000 in receivables from Roth as of September 30, 2024. The amounts received were recorded in other income in the condensed consolidated statements of operations and the amounts receivable included in other receivables as prepaid expenses and other current assets in the condensed consolidated balance sheet.

The Company owned 20% of War Hippies, LLC and sold its interest in War Hippies, LLC on December 31, 2023, to the majority owners of War Hippies, realizing a loss on the investment of $75,603 that is recognized as other expense in the condensed consolidated statement of operations for the year ended December 31, 2023.

The Company on June 26, 2024, purchased 100% of the membership units for 13141 BP’s members and owns the land and buildings for which Notes currently use from an existing lease arrangement. The transaction is treated as an asset acquisition and accounted for under ASC 805, Business Combinations. Under this methodology the purchase price is allocated to the acquired asset based on their proportionate fair values. The Company purchased these units of 13141 BP for a total purchase price of $2,761,000 using equity. The members of 13141 BP were also shareholders of the Company prior to the purchase. Under the terms of the purchase agreement, the Company issued 276,100 shares of Class D common stock. The Company owns 100% of this subsidiary and 100% of its voting control and consolidates it into its financials.

Under the acquisition method of accounting, the total fair value of consideration transferred was allocated as follows as of June 26, 2024:

Consideration
Issuance of shares	$2,761,000
Fair value of consideration	$2,761,000

Assets acquired and liabilities assumed
Cash	$74,085
Fixed Assets	2,519,435
Lease receivable	191,028
Accrued and other current liabilities	(23,548)
Net assets acquired	$2,761,000

NOTE 8 – DEBT

Convertible Promissory Note

On January 17, 2024, the Company entered into a convertible promissory note (“Note”) with KWO, LLC (“KWO”), to accrue interest at 8.75% per annum, for draws to occur between March 2024 to May 2024 to be used towards Sunset Colorado construction. The outstanding balance of the Note as of September 30, 2024, was $10,000,000. Interest is to be paid monthly and the maturity date is one year from the date of the first draw. The first draw commenced March 1, 2024 with the maturity date of February 28, 2025. At any time during the period commencing June 1, 2024 and continuing until the date on which the Note is paid in full, KWO may convert the outstanding Note into Company common stock of equivalent value, and the Company shares are deemed to have a fixed value of $10 per share.

NOTE 8 – DEBT (Continued)

The holder of the Note, KWO, along with Mr. JW Roth, both personally guarantee the Note at a fee equal to 1% of the promissory note balance. The Holder of the Note financed the asset purchase and paid the draw to the Sunset Colorado general contractor directly thus became a personal guarantor to the Note. The Company recognized a debt discount for the personal guarantee fee of $100,000 with $25,000 and $58,333 expensed to interest expense in the three and nine months ended September 30, 2024, with the remaining debt discount to be expensed to interest expense over the life of the Note. As consideration of the personal guarantee fee, the Company has granted a three-year warrant to purchase 500,000 Venu shares at $10 per share for both KWO and Mr. Roth, with the Company recognizing a debt discount of $3,000,140 with $750,034 and $1,750,082 expensed to interest expense in the three and nine months ended September 30, 2024, with the remaining to be expensed over the life of the Note. In accordance with ASC 815-10, Derivatives and Hedging, the warrants were recorded at relative fair value within stockholder’s equity in the Condensed Consolidated Balance Sheet. A loan origination fee of $100,000 is recognized as debt discount with $25,000 and $58,333 expensed to interest expense in the three and nine months ended September 30, 2024, with the remaining to be expensed over the life of the Note. The Company leased KWO a Sunset leased suite with a fair market value of $200,000 without additional payment or consideration, and is subject to and consistent with the schedule, rights, terms and conditions applicable to other suites offered to the public. The Company treated this leased suite as a debt discount with $50,000 and $116,666 expensed to interest expense in the three and nine months ended September 30, 2024, with the remining to be expensed over the life of the Note. The convertible debt balance of $10,000,000 net by the cumulative debt discounts of $1,416,725 agree to the net of $8,583,275 shown as convertible debt on the Condensed Consolidated Balance Sheet. In addition, KWO in a related agreement, purchased 500,000 Class C shares from Mr. Roth at a discount as part of this transaction. Per ASC paragraph 718-10-15-4, the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its grantee in exchange for goods or services provided to the reporting entity. In the Company’s instance, Mr. Roth paid the Holder on behalf of the Company. The Company recognized a $0 and $2,500,000 charge in other expense and additional paid in capital related to the exchange for the three and nine months ended September 30, 2024, as Mr. Roth completed this stock transaction on behalf of the Company for KWO completing the Note transaction.

Economic Injury Disaster Loan

On May 4, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to the loan agreement, the principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Monthly payments of interest only in the amount of $2,437 were to originally commence on May 4, 2021; however, this repayment commencement date was extended by the SBA for 24 months. The EIDL Loan matures 30 years from the date of the note agreement, at which time all remaining unpaid principal and interest are due. JW Roth, CEO and Chairman, personally guarantees this loan agreement. As of September 30, 2024 and December 31, 2023, the principal balance of $500,000 remains outstanding.

Long-term bank debt

On April 1, 2022, when the Company purchased the majority of equity interests of HIA. In this transaction, the Company became a guarantor of HIA’s mortgage on the properties used in BBST and BBP operations. The mortgage accrues interest at 5.5% and matures on July 10, 2031. The balance as of September 30, 2024 and December 31, 2023 was $3,281,828 and $3,404,225. This mortgage is collateralized by the BBSTCO and BBP land and buildings. This mortgage is personally guaranteed by JW Roth.

On December 21, 2022, the Company closed on a deed of land with the City of Murfreesboro, Tennessee, for the Company to develop a Bourbon Brothers Smokehouse and Tavern, Boot Barn Hall and an amphitheater on 20.13 acres parcel for $3,267,000. On August 26, 2024 Notes Live and the City of Murfreesboro, TN agreed to discontinue the development project previously planned for 20.13 acres as originally conceived. The City sold the undeveloped property to Venu subject to reconveyance and other termination provisions if the project was discontinued. The City and Venu proceeded with reconveyance of the property and the City terminated the promissory note of $3,267,000. The outstanding balance at September 30, 2024 and December 31, 2023 was $0 and $3,267,000, respectively.

NOTE 8 – DEBT (Continued)

On May 26, 2022, GAHIA took on a mortgage for the properties used in the BBSTGA and BBPGA operations, with the Company as a guarantor to the mortgage. GAHIA began to draw on this mortgage in early 2023 with the final mortgage amount in place in June 2023. The mortgage accrues interest at 3.95% and matures on May 26, 2043. The balance at September 30, 2024 and December 31, 2023 was $4,281,888 and $4,391,818. This mortgage is collateralized by the BBSTGA and BBPGA land and buildings. This mortgage is personally guaranteed by JW Roth.

On April 30, 2024, Notes Live executed a term sheet with the City of El Paso, Texas. This term sheet was approved by the El Paso City Council by a vote of 6-1. This term sheet will define a more detailed, negotiated Development Agreement between Notes Live and the City of El Paso that will establish a public private partnership. This Development Agreement is anticipated to be complete in the next 60 days and will specifically define the construction of a 12,500- person amphitheater to be developed by Notes Live. In addition, On August 16, 2024, the City of El Paso provided an economic incentive in the form of a promissory note at 0% interest for $8,000,000 maturing in eight years to be used towards the construction of the facility which options for this to be forgiven based on certain deliverables. The Company contracted with Ryan, LLC (“Ryan”) to assist in the Development Agreement structure. Ryan was paid a fee of $1,800,000 subsequent to period end, which was treated as a debt discount to the promissory note for the period ended September 30, 2024.

Long-term debt consists of the following:

	September 30,	December 31,
	2024	2023
SBA Economic Injury Disaster Loan	$500,000	$500,000
Bank loan and promissory notes	13,710,142	11,007,318
Convertible debt	8,583,275	-
Total	22,793,417	11,507,318
Less: current maturities	8,791,785	325,245
Long-term debt	$14,001,634	$11,182,073

Following is the future maturities of long-term debt for the twelve months ended Sept 30, 2024:

2025	$8,791,785
2026	123,787
2027	138,653
2028	148,132
2029	157,961
Thereafter	13,433,101
Total long-term debt	$22,793,419

NOTE 9 – EQUITY

Stockholders’ Equity

The Company had two membership classes of units while it was a limited liability company, Class A voting and Class B non-voting. The Class A voting and the Class B non-voting units have identical economic rights to participate in dividends and to the assets of the Company, however, the non-voting units do not provide the holder the right to vote on any matters or otherwise participate in the management of the business and affairs of the Company. On April 6, 2022, when the Company converted its legal form from a Colorado LLC to a Colorado C Corp, the Company’s Class A membership units became Class A common stock and the Class B membership units became Class B common stock. The Company amended its articles of incorporation on October 25, 2022 to include Class C common stock. On March 5, 2024, the Company and its Class C stockholders authorized a Class D of common stock of up to 60,000,000 shares. Except for any difference in voting privileges, or any differing contractual rights or limitations assigned or afforded to a specific series of stock in connection with a merger, acquisition or strategic transaction, the shares of Class A Voting Common Stock, Class B Non-Voting Common Stock, Class C Voting Common Stock, and Class D Voting Common Stock have the same preferences, limitations, and relative rights in all other respects. Each holder of Class A Voting Common Stock was entitled to 250 votes per share of Class A Voting Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Each holder of Class C Voting Common Stock was entitled to one vote per share of Class C Voting Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Each holder of Class D Voting Common Stock shall be entitled to one vote per share of Class D Voting Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Except as required by law, holders of the Class B Non-Voting Common Stock shall have no voting power with respect to their shares of Class B Non-Voting Common Stock and the shares of Class B Non-Voting Common Stock shall not be entitled to vote on any matter submitted to the stockholders. On September 6, 2024, the Company amended and restated its articles of incorporation so that each share of then outstanding share of Class A Voting Common Stock, Class C Voting Common Stock, and Class D Voting Common Stock immediately and automatically converted into one (1) share of Common Stock (the “Prior Voting Common Stock Conversion”). The amended and restated articles of incorporation provide that the authorized capital stock of the Company consists of 144,000,000 shares of Common Stock, 1,000,000 Class B shares and 5,000,000 preferred shares.

On August 7, 2023, the Company allowed the stockholders to exchange their Class A shares into Class C shares at a 1 to 25 basis and the Class B shares for Class C shares at a 1 to 1 basis. The Company has 76,245 shares of treasury stock that it acquired through the acquisition of HIA.

On November 3, 2023, the Company and its stockholders effected a forward split of both the Class B and Class C shares 5-for-1 and increased the authorized shares of Class C up to 50,000,000 at a par value of $0.001. On that same date, the Company began a private placement offering of its Class C shares at $10 per share. The Company issued 614,341 and 3,149,341 Class C shares during the three and nine months ended September 30, 2024 from this offering. The Company issued 700,000 Class C shares as payment for services to outside consultants of the Company.

On March 5, 2024, the Company and its Class C stockholders authorized a Class D of common stock up to 60,000,000 shares. At that time, the Company allowed its Class B and Class C stockholders to convert to Class D shares at a 1 to 1 basis. As of September 30, 2024, the Company has 383,656 Class B shares and 35,914,923 Common shares issued and outstanding.

On August 12, 2024, the Company purchased 100,000 Class D shares back from Roth Industries, a related party, at $5 per shares as the Company will hold these as treasury shares.

On January 22, 2024, the Company and Live Nation entered into an Exclusive Operating Agreement, pursuant to which Live Nation intended to serve as the exclusive operator of The Sunset BA. Although the parties pursued their working partnership, in August 2024, the Company and Live Nation terminated the Exclusive Operating Agreement due to Notes Live determining that it is unable to construct the number of parking spaces originally contemplated by the Exclusive Operating Agreement. The Company is actively pursuing other third-party operators for The Sunset BA. As part of this termination, Live Nation exercised its put right for the 100,000 Class D shares worth $1,000,000. As of June 30, 2024, these shares were classified as permanent equity, and the Company subsequently reclassified this amount as a liability upon notice of execution of the put right from Live Nation. The Company repurchased these shares from Live Nation during the three months ended September 30, 2024.

NOTE 10 – EARNINGS PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the multiple-class method in calculating earnings per share. Earnings and losses are shared pro-rata between the multiple classes of shares. For 2024, the Company had five classes of shares that included Class A, Class B, Class C, Class D and Common that weighted-average number of shares and earnings per share by class were calculated of. For 2023, the Company had three classes of shares for Class A, Class B, and Class C shares that weighted average number of shares by class and earnings per share by class were calculated of. The calculation of diluted net income per share includes the effects of the assumed exercise of any outstanding warrants and convertible debt, except during loss periods as the effect would be anti-dilutive. The shares presented are post-split from the November 8, 2023 split election.

The following table sets forth the calculation of earnings per share for the three and nine months ended September 30, 2024 and 2023, as presented in the accompanying condensed consolidated statements of operations:

	For the Three Months Ended September 30, 2024
	Class A	Class B	Class C	Class D	Common
Basic and diluted net loss per share of common stock
Numerator:	0.65%	49.20%	50.14%
Allocation of net loss	$-	$(51,025)	$(2,793)	$(3,441,886)	$(436,517)
Denominator:
Basic and diluted weighted average shares outstanding	-	383,656	20,997	25,879,401	3,282,150

Basic and diluted net loss per share of common stock	$-	$(0.13)	$(0.13)	$(0.13)	$(0.13)

	For the Nine Months Ended September 30, 2024
	Class A	Class B	Class C	Class D	Common
Basic and diluted net loss per share of common stock
Numerator:	0.65%	49.20%	50.14%
Allocation of net loss	$-	$(486,955)	$(5,238,627)	$(12,654,003)	$(5,672,673)
Denominator:
Basic and diluted weighted average shares outstanding	-	839,116	9,027,155	21,805,264	9,775,099

Basic and diluted net loss per share of common stock	$-	$(0.58)	$(0.58)	$(0.58)	$(0.58)

	For the Three Months Ended September 30, 2023
	Class A	Class B	Class C	Class D	Common
Basic and diluted net loss per share of common stock
Numerator:	0.65%	49.20%	50.14%
Allocation of net loss	$-	$(1,007,653)	$(1,766,553)	$-	$-
Denominator:
Basic and diluted weighted average shares outstanding	-	11,695,841	20,504,392	-	-

Basic and diluted net loss per share of common stock	$-	$(0.09)	$(0.09)	$-	$-

	For the Nine Months Ended September 30, 2023
	Class A	Class B	Class C	Class D	Common
Basic and diluted net loss per share of common stock
Numerator:	0.65%	49.20%	50.14%
Allocation of net loss	$(55,629)	$(5,346,463)	$(2,304,506)	$-	$-
Denominator:
Basic and diluted weighted average shares outstanding	182,234	17,514,426	7,549,308	-	-

Basic and diluted net loss per share of common stock	$(0.31)	$(0.31)	$(0.31)	$-	$-

NOTE 11 – WARRANTS

The Company grants, to certain of its directors and employees, warrants to purchase shares of the Company’s equity.

Following is a summary of the warrant activities during the periods ended September 30, 2024 and September 30, 2023:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Warrants	Exercise Price	Fair Value	Term (in years)
Outstanding, December 31, 2022	2,921,400	$2.50
Granted	282,500	$3.00	$1.66
Exercised	(68,750)	$6.01
Expired and forfeited	(120,320)	$2.56
Outstanding, September 30, 2023	3,014,830	$2.55

Outstanding, December 31, 2023	3,029,830	$2.59
Granted	2,285,750	$9.95	$4.46
Exercised	(67,997)	$2.23
Expired and forfeited	(346,125)	$5.09
Outstanding, September 30, 2024	4,901,458	$5.85		5.19

During the three and nine months ended September 30, 2024, the Company granted a total of 2,285,750 warrants with 1,285,750 granted to employees and board and directors with 1,000,000 granted as part of the convertible promissory note (refer to Note 8 – Debt). As of September 30, 2024, there was a total of 3,303,829 warrants exercisable with an aggregate intrinsic value of $14,564,986. For the total warrants outstanding of 4,901,458 as of September 30, 2024, the aggregate intrinsic value was $20,352,758. As of September 30, 2024, there was $3,943,633 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants included as a charge to operating expenses in the condensed consolidated statements of operations, was $671,819, $10,927,326, $89,374 and $273,380 for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. The cost is expected to be recognized over a weighted-average period of 3.03 years.

The fair value of the warrants was estimated using the Black-Scholes-Merton model using the following inputs:

	September 30, 2024	September 30, 2023
Volatility	69.01% to 69.21%	69.3% to 77.4%
Dividends	0.00%	0.00%
Risk-free rate	0.4% to 4.8%	0.4% to 4.8%
Expected Term (years)	3-5	3-5

Warrants are equity classified, not liability classified, and are not remeasured at fair value.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements as of December 23, 2024 and identified the following:

The Company had additional sales of its common stock, through this report date of December 23, 2024. The Company raised an additional $2,010,000 for a total of 201,000 shares.

In November 2024, the Company completed its initial public offering (the “Offering”) of 1,200,000 shares of common stock at a public offering price of $10.00 per share, generating gross proceeds of $12,000,000. The Company also granted the underwriters a 45-day option to purchase up to 180,000 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering, which the underwriters exercised on November 29, 2024. The shares of common stock were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-281271), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on August 6, 2024, and later amended (as amended, the “Registration Statement”). The Registration Statement was declared effective by the Commission on November 12, 2024. The closing of the Offering took place on November 29, 2024.

The Company received net proceeds of approximately $12.3 million from the Offering, after deducting underwriting discounts and commissions and other offering expenses. The representative of the underwriters was ThinkEquity LLC. No payments for the foregoing expenses were made by us to any of our officers, directors, or persons owning ten percent or more of our common stock, or to the associates of any of the foregoing, or to its affiliates, other than payments in the ordinary course of business to our officers for salaries, bonuses, and expense reimbursements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of Venu’s financial condition and results of operations together with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2023, which are included in our final prospectus on Form 424B4 filed with the SEC on November 27, 2024, in connection with our initial public offering (the “Final Prospectus”), and our unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, which appear at the end of this Quarterly Report on Form 10-Q, in each case together with the related notes thereto. Some of the information contained in this discussion and analysis or set forth at the end of this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section of this Quarterly Report entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section entitled “Cautionary Note Concerning Forward-Looking Statements.” Forward-looking statements may be identified by words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Future operating results, however, are impossible to predict, and no guarantee or warranty is to be inferred from those forward-looking statements.

MD&A Overview

This section presents management’s perspective on the financial condition and results of operations of Venu Holding Corporation. Unless otherwise noted, for purposes of this section, the terms “we,” “us,” “our,” “Company,” and “Venu” refer to Venu Holding Corporation and its consolidated subsidiaries. The following discussion and analysis (this “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2023 and 2022, which are included in our Final Prospectus on Form 424B4 filed with the SEC on November 27, 2024, and our unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, which are included in this Quarterly Report, in each case together with the related notes thereto. Results for any period or year should not be construed as an inference of what our results would be for any full fiscal year or future period. This MD&A is also intended to provide you with information that will facilitate your understanding of our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors.” Our MD&A is organized as follows:

●	Business Overview — Discussion of our business plan and strategy in order to provide context for the remainder of this MD&A.

●	Consolidated Results of Operations — Analysis of our financial results comparing the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

●	Significant Accounting Policies and Use of Estimates — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview

Business

Venu is a Colorado-based hospitality and entertainment corporation that develops, builds, owns, and operates luxury, live-entertainment venue campuses, which consist of music halls, outdoor amphitheaters, restaurants, and bars. As a growing entertainment and hospitality company, we continue to expand our portfolio of indoor and outdoor music venues and entertainment campuses where music, dining, and luxury converge in strategically selected markets.

Key Milestones and Recent Developments

Our operations to date have enabled us to achieve growth and the following key milestones:

●	March 2017: Venu was founded as Bourbon Brothers Restaurants, LLC, which converted into Notes Live, Inc. in April 2022 and changed its name to Venu Holding Corporation in September 2024.

●	April 2017: Venu opened its flagship restaurant, Bourbon Brothers Smokehouse & Tavern, in Colorado Springs, Colorado.

●	March 2019: Venu opened its first live-entertainment, indoor music hall in Colorado Springs, Colorado, which was originally known as “Boot Barn Hall” but, as of August 2024, is known as “Phil Long Music Hall at Bourbon Brothers.”

●	June 2021: GA HIA, LLC, a subsidiary of Venu, agreed to purchase land from the Gainesville Redevelopment Authority and entered into a public-private partnership with the City of Gainesville, Georgia pursuant to which Venu agreed to develop its second Bourbon Brothers Presents venue in Gainesville, Georgia.

●	September 2022: Venu opened its first live music and social bar, known as “Notes”, in Colorado Springs, Colorado.

●	May 2023: Venu broke ground on Ford Amphitheater in Colorado Springs, Colorado.

●	June 2023: Venu entered into an operating agreement with AEG with respect to the operation of Ford Amphitheater, which Venu opened in August 2024.

●	June 2023: Venu opened in second Bourbon Brothers venue and its second BBST restaurant in Gainesville, Georgia.

●	June 2023: Venu entered into a term sheet to purchase 21 acres of land in Oklahoma City, Oklahoma with the intent of building The Sunset at Mustang Creek, a 12,500-person outdoor amphitheater. In April 2024, the Mustang Creek amphitheater was not approved by city council and Venu is reviewing other properties in the area for development.

●	October 2023: Venu entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma, pursuant to which the parties are forming a public-private partnership and intend to open The Sunset BA, a 12,500-capacity amphitheater, by fall 2025.

●	April 2024: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation and the McKinney Community Development Corporation, entered into a Chapter 380, Grant, and Development Agreement, pursuant to which Venu will develop The Sunset McKinney.

●	June and July 2024: Venu and the City of El Paso, Texas formed a public-private partnership by entering into a Purchase and Sale Agreement in June 2024 and a Chapter 380 Economic Development Program Agreement in July 2024. Pursuant to the agreements, Venu is acquiring approximately 17 acres of land from the City of El Paso where it will construct and manage The Sunset El Paso, a 12,500-person amphitheater.

●	August 2024: Venu opened its first amphitheater, Ford Amphitheater, in Colorado Springs, Colorado, and began hosting live concerts and events at the venue.

●	September 2024: Venu legally changed its name from Notes Live, Inc. to Venu Holding Corporation by filing its Amended and Restated Articles of Incorporation with the Colorado Secretary of State.

●	November 2024: Venu closed on the initial public offering of its common stock, par value $0.001 per share (the “ Common Stock”), generating net proceeds to the Company of approximately $12.3 million, and, in connection therewith, the Company’s Common Stock was listed on the NYSE American LLC Stock Exchange.

Venue Ownership

Venu primarily generates revenue through restaurant operations, event rentals, and hosting concerts and events. Our business involves developing, owning and operating the following types of venues and entertainment spaces:

Music Halls — Music halls are indoor, intimate music and event venues that can accommodate up to approximately 1,400 guests. This venue category includes our Bourbon Brothers Presents venues, which are designed to host approximately 1,400 concertgoers at general admission concerts featuring national-touring artists or to seat between 500 and 700 guests at more intimate events such as concerts featuring tribute bands or dueling pianos, corporate functions, or weddings. Our BBP music halls can quickly be transitioned from one configuration to the next. This operational flexibility is intended to maximize our event-rental opportunities by expanding the types of events we can host while minimizing the time it takes to stage one event to the next, allowing us, for example, to host a premier concert one night and a wedding the following afternoon.

Amphitheaters — Amphitheaters are typically outdoor venues that accommodate between 8,000 and 20,000 concertgoers and will primarily be operated during the summer through fall seasons. Amphitheaters are designed with special acoustics, premium seat packages, and luxurious suites intended to amplify guests’ music and entertainment experiences. Our first amphitheater venue is the Ford Amphitheater in Colorado Springs, Colorado, which is an open-air, 8,000-person venue. In addition to lawn and stadium-style seating that allows us to offer tickets at an array of price points, Ford Amphitheater has firepit suites that deliver premium hospitality and a more luxurious, personalized concert experience. Each firepit suite can accommodate up to eight guests. Ford Amphitheater, which opened in August 2024, is designed with 92 VIP firepit suites, accommodating a total of 736 VIP guests. Ford Amphitheater will primarily host concerts from May through October each year. The amphitheaters planned for development in Oklahoma and Texas will also have firepit suites.

Certain entities, which own and develop Venu’s venues, are not wholly owned by Venu. For example, Venu has a 10% ownership interest in The Sunset Amphitheater, LLC (which is the owner and developer of the Ford Amphitheater) but holds a 100% voting interest. Venu anticipates it will own 60% of Sunset Hospitality Collection, LLC (which is a company designed to own the building to lease to Roth Seafood & Chophouse and Notes Hospitality Collection) but hold 100% of the voting interest. In addition, the Company expects to own 30% of Sunset at Broken Arrow LLC and Sunset at Mustang Creek LLC (which, respectively, will own and operate the planned amphitheaters in Broken Arrow, Oklahoma and the greater Oklahoma City area) while, in each case, holding a 100% voting interest. With respect to its subsidiaries that own and develop amphitheaters, third-party members, in exchange for their capital contributions, receive an interest in the exclusive use of a specific suite at the applicable venue and also in their capacity as equity owners receive financial interests in their pro rata portion of a defined portion of the revenues generated by the venue for each event. Similarly, third-party members in Sunset Hospitality Collection LLC, receive, in exchange for their capital contribution, distributions from revenues resulting from lease payments received on the property owned by the entity.

Restaurants — Bourbon Brothers Smokehouse & Tavern is Venu’s flagship, full-service restaurant concept. BBST serves American classics and Southern staples out of a scratch kitchen, accompanied by a selection of rare bourbons, ryes, whiskies, and local craft beers. Venu develops its BBST restaurants and BBP music halls in close proximity to one another, which allows BBST to serve as the exclusive caterer for BBP events.

Fine Dining, Hospitality, and Entertainment Campuses — In May 2025, Venu expects to open Roth’s Seafood & Chophouse, a fine-dining restaurant in a mixed-use development adjacent to Ford Amphitheater. Framing either side of Roth’s will be two, configurable hospitality spaces intended to be used for hosting corporate events, weddings, trade shows, conventions, and other events. Above Roth’s and in between the Notes Hospitality Collection spaces will be a “top-shelf” bar and lounge called Brohan’s, which will offer unobstructed views of the surrounding area Venu intends to monetize during marquee shows at Ford Amphitheater.

The following table summarizes the types of venues we are constructing or plan to develop, describing each by venue type, location, expected opening date, and current status.

Venue Type	Location	Current Status
Music Halls
BBP CO	Colorado Springs, CO	Opened in March 2019
BBP GA	Gainesville, GA	Opened in June 2023

Outdoor Amphitheaters
Ford Amphitheater	Colorado Springs, CO	Opened in August 2024
The Sunset OKC	Mustang Creek, OK	Expected to open in 2026*
The Sunset BA	Broken Arrow, OK	Expected to open in August 2025
The Sunset McKinney	McKinney, TX	Expected to open in second quarter of 2026
The Sunset El Paso	El Paso, TX	Expected to open in second quarter of 2026

Restaurants
BBST CO	Colorado Springs, CO	Opened in April 2017
BBST GA	Gainesville, GA	Opened in June 2023
Notes Eatery	Colorado Springs, CO	Opened in September 2022

Fine Dining & Hospitality Collection
Roth’s Seafood & Chophouse	Colorado Springs, CO	Expected to open in May 2025
Notes Hospitality Collection	Colorado Springs, CO	Expected to open in May 2025

Bars
Brohan’s	Colorado Springs, CO	Expected to open in May 2025

*Venu has not entered into a public-private partnership or secured a location for The Sunset OKC but is actively pursuing potential municipalities to partner with and locations for The Sunset OKC’s development.

Business Segment

We consider our restaurant and event center operations as similar, in close proximity, and have aggregated them into a single reportable segment. Revenue from our customers is primarily derived from food and beverage (“F&B”) services (our “Restaurant Operations”) with a portion being served contemporaneously with live entertainment during the events and concerts that we promote and host (our “Event Operations”).

Event Operations. The Event Operations portion of our business involves the promotion of live music and events in our owned or operated venues, the operation and management of our venues, the creation of content from concerts and events hosted in our venues, and the provision of management and other services to artists. Between BBP CO in Colorado Springs, Colorado, and BBP GA in Gainesville, Georgia, we promote and hold hundreds of live music and other events each year. Our Event Operations business generated $1,104,991, or 21%, of our total revenue during the three months ended September 30, 2024, and $3,755,113, or 28%, of our total revenue during the nine months ended September 30, 2024.

Within our Events Operations, we generate revenues through: (i) ticket sales and fees on tickets sold directly by us or through the ticketing business that we contract with for our events; (ii) fees collected on tickets sold by other third-party platforms, such as convenience and order-processing fees and service charges; (iii) venue rentals, which occur for a variety of corporate and personal events; (iv) pre-selling naming rights to our live-entertainment venues by partnering with industry-leading brands under naming-rights agreements; and (v) sponsorship sales, which allow brands to advertise at our venues by showcasing their names and logos on a variety of sponsorship inventory curated for each of our venues and at each event we promote and host.

Restaurant Operations. Revenues generated through restaurant operations included F&B sales at our BBST restaurants and Notes bar (known as Notes Eatery as of May 2024). F&B sales include all revenues recognized with respect to stand-alone F&B sales, along with F&B sales at BBP CO and BBP GA. Our Restaurant Operations business generated $2,740,411, or 50%, of our total revenue for the three months ended September 30, 2024, and $8,144,605 or 60%, for the nine months ended September 30, 2024. The increase in our Restaurant Operations for the nine months ended September 30, 2024 compared to 2023 is primarily due to our increased revenues from our BBST CO restaurant in 2024 and the BBST GA restaurant venue being open and fully operational during the first three quarters of 2024 while still being under construction until June 2023. The net decrease in our Restaurant Operations for the three months ended September 30, 2024 over September 30, 2023 consists of our increased revenues from our BBST CO restaurant in 2024, offset by decreased revenues at the BBST GA venue recognizing grand opening sales above normal levels in 2023 while recognizing stabilizing revenues in 2024 and Notes Eatery changing its operating model and hours in 2024 compared to a higher operating model in 2023.

Amphitheater Operations. The Amphitheater Operations began generating revenue in the third quarter of 2024 with the opening of Ford Amphitheater. Through a subsidiary we have entered into an agreement with Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. At the Ford Amphitheater, we generate net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, and other operating costs within our net amphitheater revenue recognition from AEG. For future amphitheater locations we expect to open we anticipate entering into contractual arrangements with third party operators having terms similar to those with AEG. Our Amphitheater Operations generated net revenues of $1,606,573 or 30% of our total revenue for the three months ended September 30, 2024 or 12% of our total revenue for the nine months ended September 30, 2024.

Financial

Private Equity Offerings

Since our formation in 2017, we have funded our operations, in part, through proceeds from private sales of our equity securities.

During the first nine months of 2024, we raised $31,693,410 in a private offering of our Common Stock. We have used, and expect to use, the proceeds of that offering primarily to fund marketing, recruitment and development of staff, pre-opening costs for Ford Amphitheater, Roth’s Seafood and Chophouse, and Notes Hospitality Collection restaurant venues in Colorado Springs, Colorado, and other working capital needs.

We anticipate raising additional cash through the private sales of membership interests in certain of our subsidiary entities (including interests in our firepit suites) at our amphitheater locations, collaborative arrangements such as owner’s clubs, or a combination thereof, to continue to fund our construction of venues. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations or revise the timeline of our business plan.

Overview of the Year-to-Year Third-Quarter Interim Financial Comparison

For the three-month period ended September 30, 2024 and 2023:

●	We generated total revenue of $5,451,975 and $3,911,379, respectively, representing growth of $1,540,596 or approximately 39% as compared to the prior-year period;

●	We had a net loss of $(4,527,472) and $(2,807,913) respectively, representing an increase in net loss of $(1,719,559) or approximately 61% as compared to the prior-year period.

Overview of the 2024 Nine-Month Interim Period Financial Comparison

For the nine-month period ended September 30, 2024 and 2023:

●	We generated total revenue of $13,566,956 and $8,685,575, respectively, representing growth of $4,881,381 or approximately 56% as compared to the prior-year period;

●	We had a net loss of $(25,612,656) and $(8,244,731) respectively, representing an increase in net loss of $(17,367,925) or approximately 211% as compared to the prior-year period, which we attribute primarily to the increase in operating expenses as the result of equity-based compensation that was issued for services and non-cash financing and incurring additional expenses related to our efforts to expand the Company’s growth to the additional states of Oklahoma and Texas, which included expenses such as travel, business development, staff recruitment and development along with pre-opening expenses of Ford Amphitheater in 2024.. Our general and administrative expenses are also included in operating expenses and consist primarily of expenditures related to compensation, legal, auditing and tax, professional services, and general operating expenses;

●	Our net cash provided by (used in) operating activities was $13,336,007 and $(6,518,214), respectively, representing an increase in cash provided by operating activities of $19,854,221 or approximately 305% as compared to the prior-year period;

●	Our net cash used in investing activities was $(61,541,682) and $(19,190,024), respectively, representing an increase in cash used in investing activities of $(42,351,658) or approximately 221% as compared to the prior-year period; and

●	Our net cash provided by financing activities was $63,801,428 and $24,851,531, respectively, representing an increase in cash provided by financing activities of $38,949,897 or approximately 157% as compared to the prior-year period.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited condensed consolidated statements of operations for the three months ended September 30, 2024 and September 30, 2023, respectively.

	For the three months ended
	September 30,
	2024	2023	$ Change	% Change
Revenues
Restaurant including food and beverage revenue	$2,740,411	$2,892,082	(151,671)	-5%
Event center ticket and fees revenue	2,002,572	961,222	1,041,350	108%
Rental and sponsorship revenue	708,992	58,075	650,917	1121%
Total revenues	$5,451,975	$3,911,379	1,540,596	39%
Operating costs
Food and beverage	653,178	712,026	(58,848)	-8%
Event center	435,841	407,889	27,952	7%
Labor	1,152,909	1,188,574	(35,665)	-3%
Rent	333,192	363,032	(29,840)	-8%
Operating expenses	5,449,396	3,428,774	2,020,622	59%
Depreciation and amortization	1,103,720	565,355	538,365	95%
Total operating costs	9,128,236	6,665,650	2,462,586	37%

Loss from operations	$(3,676,261)	$(2,754,271)	(921,990)	33%

Other income (expense), net
Interest expense	(1,162,663)	(92,252)	(1,070,411)	1160%
Interest income	276,452	-	276,452	100%
Other income	35,000	38,610	(3,610)	-9%
Total other expense, net	(851,211)	(53,642)	(797,569)	1487%

Net loss	$(4,527,472)	$(2,807,913)	(1,719,559)	61%

Net loss attributable to non-controlling interests	(595,251)	(33,707)	(561,544)	1666%

Net loss attributable to common stockholders	$(3,932,221)	$(2,774,206)	(1,158,015)	42%

Comparison of the Nine Months Ended September 30, 2024 and 2023

To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024 and September 30, 2023, respectively.

	For the nine months ended
	September 30,
	2024	2023	$ Change	% Change
Revenues
Restaurant including food and beverage revenue	$8,144,605	$6,706,719	1,437,886	21%
Event center ticket and fees revenue	4,663,228	1,838,736	2,824,492	154%
Rental and sponsorship revenue	759,123	140,120	619,003	442%
Total revenues	13,566,956	8,685,575	4,881,381	56%
Operating costs
Food and beverage	1,901,590	1,530,107	371,483	24%
Event center	1,727,311	634,368	1,092,943	172%
Labor	3,358,871	2,572,382	786,489	31%
Rent	975,756	863,850	111,906	13%
Operating expenses	24,279,184	9,944,662	14,334,522	144%
Depreciation and amortization	2,319,513	1,279,510	1,040,003	81%
Total operating costs	34,562,225	16,824,879	17,737,346	105%

Loss from operations	$(20,995,269)	$(8,139,304)	(12,855,965)	158%

Other income (expense), net
Interest expense	(2,717,849)	(222,812)	(2,495,037)	1120%
Other expense	(2,500,000)	-	(2,500,000)	100%
Loss on sale of investments	-	(11,947)	11,947	100%
Interest income	502,962	20,153	482,809	2396%
Other income	97,500	109,179	(11,679)	-11%
Total other expense, net	(4,617,387)	(105,427)	(4,511,960)	4280%

Net loss	$(25,612,656)	$(8,244,731)	(17,367,925)	211%

Net loss attributable to non-controlling interests	(1,560,398)	(538,133)	(1,022,265)	190%

Net loss attributable to common stockholders	$(24,052,258)	$(7,706,598)	(16,345,660)	212%

Ford Amphitheater in Colorado Springs opened August 9, 2024. A fine-dining restaurant, Roth’s Seafood and Chophouse, and a rooftop bar, Brohan’s, along with premier event rental space and suites known as Notes Hospitality Collection surrounding that development, are expected to open in May 2025. Even though this amphitheater had a shortened 2024 season, it positively impacted Venu’s financial performance in 2024.

Revenue

Total revenue increased $1,540,596 for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Total revenue increased $4,881,381 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

With respect to the increase in revenue generated during the three and nine months ended September 30, 2024, compared to the same periods in 2023, the increase was primarily attributable to the opening of Ford Amphitheater in August 2024. The opening of Ford Amphitheater in August 2024, and the holding of 17 events through September 30, 2024, was the primary factor that contributed to the increase in our event center ticket and fee revenue during the 2024 period, as well as the increase in our sponsorship revenue as we recognized revenues through our sponsorship agreement for that venue. BBST CO and BBP CO experienced increased revenues for both the three and nine months of September 30, 2024 compared to September 30, 2023, along with our BBST GA restaurant and BBP GA venue being open and fully operational during the first three quarters of 2024 while still being under construction until June 2023. The net decrease in our Restaurant Operations for the three months ended September 30, 2024 over September 30, 2023 included decreased revenues at the BBST GA venue recognizing grand opening sales above normal levels in 2023 while recognizing stabilizing revenues in 2024 and Notes Eatery changing its operating model and hours in 2024 compared to a higher operating model in 2023.

Operating Expenses

Food and Beverage Costs. Our F&B costs decreased $(58,848) and increased $371,483 during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2024, the decrease in costs was aligned with the decrease in our restaurant including food and beverage revenue for the same time period at the BBST GA location. This location specifically had elevated sales during the same period in 2023 due to its grand opening period. For the nine months ended September 30, 2024 compared to September 30, 2023, the cost increases were primarily driven by our increase in overall sales volumes for the first nine months of the year, along with increased raw ingredient and food costs due to inflation.

Event Center Costs. The costs attributed to our event centers increased $27,952 and $1,092,943 during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. In each case, this was primarily due to the added costs of operating our BBP GA venue in Gainesville, Georgia as it was open for a full nine months in 2024 when compared to 2023 as it opened in June 2023.

Labor Costs. Our labor costs decreased $(35,665) and increased $786,490 during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. Management believes the decrease for the three months ended September 30, 2024 compared to the same period in the prior year occurred because the interim period in 2023 included additional labor costs to train and employ the individuals who operate our BBST GA and BBP GA restaurant and venue following their grand openings in June 2023. The increase in the nine months ended September 30, 2024 was primarily inflation driven with higher wages.

Rent Costs. Our rent costs decreased $(29,840) and increased $111,906 during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in the prior year. In regards to the decrease in rent expense for the three months ended September 30, 2024, this was primarily due to Notes Eatery rent expenses being eliminated in consolidations since it began to be consolidated the Company’s financials in late June 2024. The increase for the nine months ended September 30, 2024, this was primarily due to the added costs of operating and paying rent costs for our BBST GA and BBP GA restaurant and venue in Gainesville, Georgia beginning in June 2023.

Operating Expenses. Our operating expenses increased $2,020,622 during the three months ended September 30, 2024, as compared to the same period in the prior year, and increased $14,334,522 during the nine months ended September 30, 2024, as compared to the same period in the prior year. In each case, our increases in operating expenses were primarily the result of along with equity-based compensation that was issued for services and non-cash financing and incurring additional expenses related to our efforts to expand the Company’s growth to the additional states of Oklahoma and Texas, which included expenses such as travel, business development, and staff recruitment and development along with pre-opening expenses of Ford Amphitheater in 2024.. Our general and administrative expenses are also included in operating expenses and consist primarily of expenditures related to compensation, legal, auditing and tax, other professional services, and general operating expenses.

Depreciation and Amortization Costs. Our depreciation and amortization costs increased $538,365 during the three months ended September 30, 2024, as compared to the same period in the prior year, and increased $1,040,003 during the nine months ended September 30, 2024, as compared to the same period in the prior year. The increases in depreciation and amortization costs during the three and nine months ended September 30, 2024 compared to the same periods the prior year was primarily attributable to our BBST GA and BBP GA restaurant and venue being open and operational during the first three quarters of 2024 but not until late in the second quarter of 2023, along with Ford Amphitheater opening in late third quarter of 2024.

Other Expense

For the three months ended September 30, 2024 and 2023, other expense totaled $0 and $0, respectively.

For the nine months ended September 30, 2024 and 2023, other expense totaled $2,500,000 and $0, respectively. This increase for the nine months ended September 30, 2024, was primarily due to the financing expense the Company recognized on a convertible promissory note issued in January 2024.

Interest Expense

We had net interest expense of approximately $1,162,663 and $92,252 for the three months ended September 30, 2024 and 2023, respectively. This increase in 2024 was primarily due to the addition of the mortgage on the BBST GA and BBP GA properties, along with the amortization of the debt discount fees on the convertible debt.

We had net interest expense of approximately $2,717,849 and $222,812 for the nine months ended September 30, 2024 and 2023, respectively, which is primarily due to the addition of the mortgage on the BBSTGA and BBP properties, along with the amortization of the debt discount fees on the convertible debt.

(Loss) Gain on Sale of Investments, net

During the 2023 fiscal year, we realized a loss on the sale of investments of $75,603, resulting from the sale of our 20% interest in War Hippies, LLC in December 2023.

Other Income

Roth Industries, LLC (“Roth Industries”), a related party, pays Venu licensing amounts pursuant to a license granted by Venu to Roth Industries to use the trademark, tradename, and likeness of the Bourbon Brothers brand, which Venu exclusively owns, on packaged and prepared food products sold in retail grocery stores and other retail outlets where food products are sold. The licensing fee paid by Roth Industries to Venu is in the form of a royalty equal to $10,000 per month, which did not change from 2023 to 2024. Accordingly, during each of the nine-month periods ended September 30, 2024 and 2023, Roth Industries paid Venu $90,000 in royalty payments.

JW Roth, Venu’s Chairman, CEO, and founder and a principal shareholder of Venu, is also the founder and Chairman of Roth Industries and holds an approximate 20% membership interest in Roth Industries. Mitchell Roth, a director of Venu, is also the CEO and President of Roth Industries and holds an approximate 10% membership interest in Roth Industries. Heather Atkinson, the CFO, Secretary, and a director of Venu, is also the Treasurer and a director of Roth Industries. Additionally, Robert Mudd, Venu’s Senior Vice President of Construction and Market Expansion, and Steve Cominsky, a director of Venu, are also members of Roth Industries. Ms. Atkinson, Mr. Mudd, and Mr. Cominsky each own less than a 1% membership interest in Roth Industries.

Factors that May Influence Future Results of Operations

Impact of Macroeconomic Conditions

We continue to monitor the impact of macroeconomic conditions, including inflationary pressure, potential for recession, instability of capital markets, consumer-spending habits, costs of goods, changes to fiscal and monetary policies, interest rate fluctuations, access to capital, the favorability of lending terms, prolonged supply-chain constraints, and geopolitical trends, on all aspects of our business, including how those factors may impact our operations, workforce, suppliers, ability to raise additional capital to fund operating and capital expenditures, sales, and profitability.

The extent of the impact of these factors on our business will depend on future developments that are highly uncertain and cannot be confidently predicted at this time. To date, these factors have not had a material impact to our results of our operations or development efforts. However, if macroeconomic conditions deteriorate or there are unforeseen developments, our results of operations, financial condition, and cash flows may be adversely affected.

Rising Interest Rates

A prevailing trend that has impacted our business is rising and steadily high interest rates. Since March 2022, the Federal Reserve has increased interest rates a total of eleven times, with the last hike occurring in July 2023 when target interest rates reached a range of 5.25% to 5.50%, with a benchmark rate at about 5.4%, the highest level in more than two decades. In September 2024, the Federal Reserve lowered the benchmark rate by 50 basis points, reducing the rate to the range of 4.75% to 5.00%. Although the Federal Reserve has indicated that additional rate reductions could occur in the remainder of 2024 and in 2025, the timing and extent of those rate cuts are uncertain. Although Venu was fortunate to have access to attractive debt capital and to purchase land to be developed into entertainment campuses on favorable terms by negotiating with various municipalities and forming public-private partnerships, had those lending opportunities not been available, volatility in interest rates would have increased the cost of borrowing and required us to agree to loan terms that were less favorable for borrowers. Furthermore, interest-rate increases may reduce the affordability of our land-development projects due to increased debt-servicing costs. Volatility in interest rates affect the demand for, and price of real estate. A rise in interest rates increases the cost while lowering the availability of debt financing. Increased borrowing costs would drive the costs of our development projects and inflate our project budgets.

Inflation

Another trend that impacted our business throughout 2023 and that has continued to impact our business during 2024 has been the increase in inflation nationwide, which has gone hand in hand with the rising interest rate environment. With respect to project execution, inflation increased the cost of building materials and labor types, creating upward pressure on the costs of constructing and developing our event venues. Third parties that we contracted with, such as developers and contractors, were impacted by rising inflation rates and the corresponding rise in the costs of goods and services used in their businesses. Their ability to do business with us could be impacted by steadily high rates of interest and inflation, which could impact our profitability.

In addition to impacting our project construction and development costs, inflation also lead to higher costs for ingredients, supplies, utilities, and labor, all of which are essential components of operating restaurants and venues. While we were able to offset some of those costs by adjusting menu prices at our restaurants, we had to balance those adjustments with consumer sentiment to ensure that we did not deter customers from dining with us and in turn impact our overall sales volume. Inflation also impacts consumer-spending habits. As the costs of everyday goods and services rise, customers may become more hesitant to spend discretionary funds on restaurant dining.

We continue to monitor the impacts of high interest rates and inflation on our business and will continue to proactively seek cost-saving measures, negotiate with municipalities to purchase land without being burdened by increased borrowing costs and unfavorable lending terms.

Liquidity and Capital Resources

We have devoted substantially all of our efforts to developing our business plan of market expansion, growing our staff, raising capital, opening and operating our restaurants and event venues in Colorado and Georgia and planning venues in new markets, such as Oklahoma and Texas, growing into additional markets, while closing on our initial public offering that closed subsequent to period end on November 29, 2024. While our primary focus is building venues in these new markets which drives our balance sheet, our secondary focus is the development agreements in new markets. While we undergo the construction of these venues in 2025 in Colorado, Oklahoma and Texas, we do not anticipate operational profits until we open and operate this new collection of venues.

When comparing our year-after-year interim financials, we had an accumulated deficit of $41,073,711 and $17,021,453 as of September 30, 2024 and 2023, respectively, with cash flows provided by (used in) operations of $13,336,007 and $(6,518,214) as of the nine months ended September 30, 2024 and 2023, respectively. Additionally, we experienced an increase in net loss from $(2,807,913) to $(4,527,472) for the three-month period ended September 30, 2024, compared to the same period in 2023, and we experienced an increase in net loss from $(8,244,731) to $(25,612,656) for the nine-month period ended September 30, 2024, compared to the same period in 2023. The Company believes the majority of net loss in the 2024 period was largely due to our efforts to developing our business plan, growing our staff, raising capital, and opening and operating our restaurants and event venues in Colorado and Georgia, pre-opening expenses related to Ford Amphitheater, and planning venues in new markets, such as Oklahoma and Texas, along with equity based compensation that was issued for services and non-cash financing.

In addition, the Company grew its property and equipment, net, to $125,756,511 as of September 30, 2024 compared to $57,737,763 as of December 31, 2023, which represents an increase of 118%, over the nine-month period.

During the first nine months of 2024, we closed a private placement offering in which we sold 3,169,341 shares of Common Stock and received gross proceeds of $31,693,410.

On January 17, 2024, the Company entered into a convertible promissory note (the “Note”) with KWO, LLC (“KWO”), that accrues interest at 8.75% per annum, for draws of up to an aggregate of $10,000,000 to occur between March 2024 to May 2024 to be used towards Sunset Colorado construction. The outstanding balance of the Note as of September 30, 2024, was $10,000,000. Interest is to be paid monthly and the maturity date is one year from the date of the first draw. The first draw occurred on March 1, 2024, in the amount of $3,860,582.40, and the maturity date of the Note’s principal balance is March 1, 2025. The second and third draws occurred on April 10, 2024, in the amount of $3,738,030.37, and on May 10, 2024, in the amount of $2,401,387.23. At any time during the period commencing June 1, 2024, and continuing until the date on which the Note is paid in full, KWO may convert the outstanding Note into Company shares of equivalent value, and the Company shares are deemed to have a fixed value of $10 per share.

Kevin O’Neil, a minority stockholder of Venu and owner of the holder of the Note, KWO, along with Mr. JW Roth, both personally guarantee the Note at a fee equal to 1% of the promissory note balance. The holder of the Note financed the asset purchase and paid the draw to the Ford Amphitheater general contractor directly thus became a personal guarantor to the Note. The Company recognized a debt discount for the personal guarantee fee of $100,000 with $25,000 and $58,333 expensed to interest expense in the three and nine months ended September 30, 2024, with the remaining debt discount to be expensed to interest expense over the life of the Note. As consideration of the personal guarantee fee, the Company granted a three-year warrant to purchase 500,000 shares of Venu common stock at $10 per share for both the holder and Mr. Roth, with the Company recognizing a debt discount of $3,000,140 with $750,034 and $1,750,082 expensed to interest expense in the three and nine months ended September 30, 2024, with the remaining to be expensed over the life of the Note. In accordance with ASC 815-10, Derivatives and Hedging, the warrants were recorded at relative fair value within stockholder’s equity in the Condensed Consolidated Balance Sheet. A loan origination fee of $100,000 is recognized as debt discount with $25,000 and $58,333 expensed to interest expense in the three and nine months ended September 30, 2024, with the remaining to be expensed over the life of the Note. The Company leased KWO a suite at the Ford Amphitheater with a fair market value of $200,000 without additional payment or consideration, and is subject to and consistent with the schedule, rights, terms and conditions applicable to other suites offered to the public. The Company treated this leased suite as a debt discount with $50,000 and $116,666 expensed to interest expense in the three and nine months ended September 30, 2024, with the remining to be expensed over the life of the Note. The convertible debt balance of $10,000,000, net by the cumulative debt discounts of $1,416,725, agrees to the net of $8,583,275 shown as convertible debt on the Condensed Consolidated Balance Sheet. In addition, KWO in a related agreement, purchased 500,000 shares of stock from Mr. Roth at a discount as part of this transaction. Per ASC paragraph 718-10-15-4, the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its grantee in exchange for goods or services provided to the reporting entity. In the Company’s instance, Mr. Roth paid the holder on behalf of the Company. The Company recognized a $0 and $2,500,000 charge in other expense and additional paid in capital related to the exchange for the three and nine months ended September 30, 2024, as Mr. Roth completed this stock transaction on behalf of the Company for KWO completing the Note transaction.

We believe that (i) cash on hand, (ii) improved profitability through the next twelve months from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, (iii) opening Ford Amphitheater in Colorado Springs, Colorado in the third quarter of 2024 and the net revenues expected to be generated by that project, (iv) the net cash received from our initial public offering that closed on November 29, 2024 offering, and (v) additional capital raising efforts either at the parent corporation level or through sales of interests in our subsidiaries that own real estate assets related to our amphitheater projects (i.e., our firepit suite related sales and capital raising efforts), and debt financing , will allow us to continue our business operations. Our ability to continue implementing our business plan to add new locations to our portfolio for the purpose of developing entertainment campuses depends on our future engagement in strategic locations, real-estate transactions, capital raising, and debt financing.

Cash Flows

The following information reflects cash flows for continuing operations for the nine-month periods presented:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents at beginning of period	$20,201,104	$23,470,734
Net cash provided by (used in) operating activities	13,336,007	(6,518,214)
Net cash used in investing activities	(61,541,682)	(19,190,024)
Net cash provided by financing activities	63,801,428	24,851,531
Cash and cash equivalents at end of period	$35,796,857	$22,614,027

Net Cash Used in Operating Activities

Net cash provided by (used in) operating activities was $13,336,007 and $(6,518,214) during the nine months ended September 30, 2024 and 2023, respectively. The increase of $19,854,221 in cash used during the first three quarters of 2024 compared to the first three quarters of 2023 was primarily attributable to the increases in accounts payables, accrued expenses, deferred revenue and licensing liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $(61,541,682) and $(19,190,024) during the nine months ended September 30, 2024 and 2023, respectively. The increase of $(42,351,658) in cash used during the first nine months of 2024 compared to the first nine months of 2023 was primarily attributable to the increase in the purchase of property and equipment over the nine-month period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $63,801,428 and $24,851,531 during the nine months ended September 30, 2024 and 2023, respectively. The increase of $38,949,897 in cash provided during the first nine months of 2024 compared to the first nine months of 2023 was primarily attributable to issuance of shares of Common Stock and the increased in proceeds from the sale of non-controlling interest equity, along with the proceeds from a municipality promissory note issued by the City of El Paso, Texas.

Significant Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based on information presently available. Actual results could differ from those estimates under different assumptions, judgments, or conditions.

Significant estimates made by management include, but are not limited to: economic lives of leased assets; impairment assessment of long-lived assets; depreciable lives of property, plant, and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income-tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; and estimates of fair value used in the private stock valuations used for equity-based compensation and warrants.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires us to allocate the transaction price received from our customers to separate and distinct performance obligations and to recognize revenue upon the satisfaction of our performance obligations. We recognize revenue from our sale to customers of F&B products at our restaurants when the F&B products are transferred to the customer. We recognize revenue from the rental of our venues and from tickets and related fees for concerts or shows performed at our venues when the event, concert, or show occurs. We recognize naming rights and sponsorship revenue over the life of the naming rights and sponsorship agreements.

We record amounts collected prior to the event as deferred revenue until the event occurs. We record amounts collected from our sponsorship agreements, which do not relate to a single event, as deferred revenue and recognize those amounts over the term of the agreements as the sponsorship benefits are provided to our sponsors.

The Company contracted with a subsidiary of the Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. We generate net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within our net amphitheater revenue recognition from AEG.

Investments in Related Parties

We have non-controlling interest investments in related parties. We account for certain of our investments in related parties using a practical expedient to measure those investments that do not have a readily determinable fair value in accordance with ASC 321, Investments — Equity Securities; ASC 325, Investments — Other; ASC 810, Consolidation; and ASC 820, Fair Value Measurement. Our investments in related parties are initially recognized at cost, and any income or loss resulting from such investments are recognized on our consolidated statements of operations, net of operating expenses. The carrying value of our related-party investments are assessed for indicators or impairment at each balance-sheet date, such that each investment is derecognized upon the sale or impairment of our interest in the investment. See “Non-controlling Interest and Variable Interest Entities” for further discussions of the entities that are majority-owned subsidiaries and variable interest entities. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method.

We had one investment that we accounted for using the equity method described in ASC 323, Investments — Equity Method and Joint Ventures, prior to disposing of that investment on December 31, 2023. Pursuant to that accounting method, we initially recorded the investment as an asset on the balance sheet at its initial cost and then adjusted the investment each reporting period through the income statement for the income or loss for our proportionate share of the investment.

We own 550,000 preferred units, or 2%, of Roth Industries, of which JW Roth, the founder, manager, and chairman, is Venu’s chairman and chief executive officer. Our officers and directors are also minority equity owners of Roth Industries. We currently account for our investment in Roth Industries using ASC 325, Investments — Other.

Leases

We account for our leases in accordance with ASC 842, Leases, pursuant to which our leases are classified as either operating or financing leases and recorded in our consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term, including any renewal options that are likely to be exercised, at the rate set forth or implied in the lease. In calculating the right-of-use asset and lease liability, we elect to combine lease and non-lease components as permitted under ASC 842. As an accounting-policy election, we exclude short-term leases having initial terms of 12 months or less and expense payments on those short-term leases as they are made.

Business Combinations

On June 26, 2024, Notes Live Real Estate, LLC, a wholly owned subsidiary of Venu, purchased 100% of the membership units of 13141 BP, LLC from its members for an aggregate purchase price of $2,761,000, which Venu paid to the members on a pro-rata basis through the issuance of 276,100 shares of Common Stock, valued at their current fair market value of $10.00 per share.

Warrants

On a rolling basis from July 2021 through January 2022, we issued lenders an aggregate of $3,775,000 in convertible promissory notes (the “July 2021 Notes”) and 377,500 warrants (exercisable for a three-year term from their date of issuance), which by their original terms are exercisable at the option of the holder to purchase non-voting units of B Entertainment LLC for $2.50 per share (and after our conversion to a corporation in April 2022, and after giving effect to subsequent forward-stock splits, are exercisable to acquire shares of Class B Non-Voting Common Stock for $10.00 per share) prior to the warrants’ expiration. We accounted for the warrants in accordance with ASC 815-10, Derivatives and Hedging, pursuant to which the warrants were recorded at relative fair value within stockholders’ equity in our consolidated balance sheets.

During the nine months ended September 30, 2024, we granted a total of 2,285,750 warrants, consisting of 1,285,750 warrants granted to employees and directors and 1,000,000 warrants granted as part of a convertible promissory note. As of September 30, 2024, there was a total of 3,303,829 warrants exercisable with an aggregate intrinsic value of $14,564,986. For the total warrants outstanding of 4,901,458 as of September 30, 2024, the aggregate intrinsic value was $20,352,758.

As of September 30, 2024, there was $3,943,633 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants included as a charge to operating expenses in the condensed consolidated statements of operations, was $671,819, $10,927,326, $89,374 and $273,380 for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. The cost is expected to be recognized over a weighted-average period of 3.03 years.

Non-controlling Interest and Variable Interest Entities

The non-controlling interest (“NCI”) represents capital contributions and distributions, income and loss attributable to the owners of less than wholly owned consolidated entities and are reported in equity. NCIs are evaluated by the Company and are shown as permanent equity. Net income (loss) attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the NCI shareholders in the accompanying Condensed Consolidated Statements of Operations. The net income (loss) attributable to NCIs is classified in the Consolidated Statements of Operations as part of consolidated net income (loss) and deducted from total consolidated net income (loss) to arrive at the net income (loss) attributable to the Company. The Company has evaluated its investments in unconsolidated entities in order to determine if they qualify as variable interest entities (“VIEs”). The Company monitors these investments and, to the extent it has determined that it owns a majority of the controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments, including when there is a reconsideration event, to determine whether such investments are VIEs and whether such VIE should be consolidated. These analyses require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.

The Company accounts for the change in its ownership interest while it retains its controlling financial interest in its majority-owned subsidiaries or VIEs as equity transactions. The carrying value of the NCI should be adjusted to reflect the change in the Company’s ownership interest in the subsidiary, and differences between the fair value of the consideration received and the amount by which the NCI is adjusted should be recognized in equity attributable to the Company. This may be shown as NCI and as additional paid in capital to the Company when combined agree to the non-controlling issuance of shares as shown in the Condensed Consolidated Statement of Change in Stockholders’ Equity.

If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings. These may be majority-owned subsidiaries or variable interest entities that the Company has 100% voting control of.

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as a part of our ongoing business. Accordingly, we did not have any off-balance sheet arrangements during any of the periods presented.

Stockholders’ Equity

The Company had two membership classes of units while it was a limited liability company: Class A Voting and Class B Non-Voting Units. Upon the Company’s conversion on April 6, 2022 from a Colorado limited liability company to a Colorado C corporation, the Company’s Class A Voting Units became its Class A Common Stock, and the Class B Non-Voting Units became its Class B Non-Voting Common Stock.

On October 25, 2022, Venu amended its Articles of Incorporation to increase the number of shares of its capital stock authorized for issuance, change the voting rights of its Class A Common Stock, and add its Class C Common Stock as a class of stock.

On August 7, 2023, Venu allowed its shareholders to exchange their shares of Class A Common Stock into shares of Class C Common Stock on a 1-for-25 basis and to convert their shares of Class B Non-Voting Common Stock into shares of Class C Common Stock on a 1-for-1 basis. The Company has 76,245 shares of treasury stock that it acquired through the acquisition of HIA.

On November 3, 2023, Venu amended its Articles of Incorporation to increase the number of shares of its capital stock authorized for issuance and to effect a 5-for-1 forward stock split of the issued and outstanding shares of its Class C Common Stock. . On that same date, Venu also began a private placement offering of its shares of Class C Common Stock for $10.00 per share, which later became an offering of Common Stock following Venu’s one-for-one conversion of Class C Common Stock into Common Stock in September 2024. In connection with that offering, Venu issued 3,507,591 shares of Common Stock, including 3,169,341 shares during the nine months ended September 30, 2024. Venu also issued 700,000 shares of Class C Common Stock as payment for services to Sunshine Advisors, LLC, an outside consultant.

On November 15, 2023, Venu amended its Articles of Incorporation to effect a 5-for-1 forward stock split of the issued and outstanding shares of its Class B Non-Voting Common Stock.

On March 5, 2024, Venu and its Class C Common Stock shareholders authorized the creation and issuance of up to 60,000,000 shares of Class D Common Stock. Venu amended its Articles of Incorporation to increase the number of shares of its capital stock authorized for issuance and to add its Class D Common Stock as a class of stock. At that time, Venu allowed shares of Class B Non-Voting Common Stock and of Class C Common Stock to be exchanged for shares of Class D Common Stock on a 1-for-1 basis.

On September 6, 2024, Venu amended and restated is Articles of Incorporation to change its legal name to “Venu Holding Corporation” and cause all outstanding shares of its previously outstanding Class C Common Stock and Class D Common Stock to be converted on a one-for-one basis to shares of “Common Stock.” As of the filing of the Amended and Restated Articles of Incorporation, the Company’s authorized capital does not include Class A Voting Common Stock. As of September 30, 2024, the Company has 383,656 shares of Class B Non-Voting Common Stock and 35,914,923 shares of Common Stock issued and outstanding.

Except for any differences in voting privileges or in the contractual rights or limitations assigned or afforded to a specific series of stock in connection with a merger, acquisition, or strategic transaction, the shares of Common Stock and Class B Non-Voting Common Stock have the same preferences, limitations, and relative rights. Each holder of Common Stock is entitled to one vote per share of Common Stock held of record by such holder on all matters on which shareholders generally are entitled to vote. Except as required by law, holders of the Class B Non-Voting Common Stock have no voting power with respect to their shares of Class B Non-Voting Common Stock, and the shares of Class B Non-Voting Common Stock are not entitled to vote on any matter submitted to the shareholders.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

JOBS Act Accounting Election

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” (an “EGC”) may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. As an EGC under the JOBS Act, the extended transition period provided in Section 7(a)(2)(B) of the Securities Act allows us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public-company effective dates.

Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board, along with less extensive disclosure about our executive compensation arrangements. We plan to take advantage of these reduced disclosure requirements and exemptions until we are no longer considered an EGC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Emerging Growth Company Status

We are a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are therefore subject to reduced public company reporting requirements. As a smaller reporting company, pursuant to Item 305(e) of Regulation S-K promulgated under the Securities Act, we are not required to provide the information required by this Item 3.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. We had limited accounting and finance personnel which impacted our ability to properly segregate duties relating to the Company’s internal controls over financial reporting. In addition, the Company’s financial close process was not sufficient. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our systems, processes and human capital resources with respect to our accounting and finance functions The elements of our remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with enhanced accounting systems and financial close processes.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified material weakness in internal controls as described above. We have commenced remediation of the above discussed material weaknesses in that we grew our accounting staff over 100% during the nine months ended September 30, 2024 compared to September 30, 2023. We will continue to evaluate our accounting and finance staffing needs as well as make planned enhancements to our systems and improvements to our financial reporting processes.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. We are not engaged in any legal proceedings that are expected, individually or in aggregate, to have a material adverse impact on our financial position or results of operations.

On September 26, 2023, a neighborhood association and an individual filed a complaint against Venu, Notes Live Real Estate, LLC, and the City of Colorado Springs, Colorado, seeking to enjoin Venu’s construction and operation of Ford Amphitheater based on allegations that the venue would emit “unlawful noise pollution” in violation of state law, thereby harming residents in the neighborhood near the property where Ford Amphitheater is being constructed. Venu filed a motion to dismiss the lawsuit based on its belief that it had complied with all applicable codes and procedures required to obtain the City of Colorado Spring’s approval to construct Ford Amphitheater. On January 10, 2024, the El Paso County District Court dismissed the lawsuit. The plaintiffs filed a notice of appeal, and the parties had oral arguments before the Colorado Court of Appeals on September 3, 2024. On September 12, 2024, the Colorado Court of Appeals affirmed the dismissal of all claims against Venu. See Northside Neighbors Assoc. v. Notes Live, No. 2023CV31839 (El Paso Cnty. Dist. Ct. Jan. 10, 2024), dismissed; Colorado Court of Appeals Case No. 2024 CA 0072, dismissed.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item 1A. However, in addition to other information set forth in this Quarterly Report, you should carefully consider the “Risk Factors” discussed in our Final Prospectus filed with the SEC on November 27, 2024, pursuant to Rule 424(b)(4) under the Securities Act, and elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition, and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from Initial Public Offering

On November 26, 2024, we completed our initial public offering (the “Offering”) of 1,200,000 shares Common Stock at a public offering price of $10.00 per share, generating gross proceeds of $12,000,000. We also granted the underwriters a 45-day option to purchase up to 180,000 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering, which the underwriters exercised on November 29, 2024. The shares of Common Stock were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-281271), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on August 6, 2024, and later amended (as amended, the “Registration Statement”). The Registration Statement was declared effective by the Commission on November 12, 2024. The closing of the Offering took place on November 29, 2024. Our Final Prospectus describing the terms of the offering was filed with the Commission on November 27, 2024, and is available on the Commission’s website located at http://www.sec.gov.

We received net proceeds of approximately $12.3 million from the Offering, after deducting underwriting discounts and commissions and other offering expenses. The representative of the underwriters was ThinkEquity LLC. No payments for the foregoing expenses were made by us to any of our officers, directors, or persons owning ten percent or more of our Common Stock, or to the associates of any of the foregoing, or to its affiliates, other than payments in the ordinary course of business to our officers for salaries, bonuses, and expense reimbursements.

There has been no material change in the planned use of proceeds as described in our Final Prospectus filed with the SEC, which includes plans to use the net proceeds from the Offering for funding the expansion of the Company’s business operations, further development of Company services, business promotion activities, and working capital and general corporate purposes, including general market expansion and due diligence efforts to explore the opening of new restaurant, entertainment, and music venues. The expected use of net proceeds from the Offering represents our intentions based upon our present plans and business conditions. We cannot predict with certainty all of the particular uses for the proceeds of the Offering or the amounts that we will actually spend on the uses set forth above. Accordingly, our management will have broad discretion in the application of the net proceeds we received from the Offering, and investors will be relying on the judgment of our management regarding the application of our net proceeds. While we expect to use the net proceeds for the purposes described above, the timing and amount of our actual expenditures will be based on many factors, including cash flows from operations, the anticipated growth of our business, and the availability and terms of alternative financing sources to fund our growth.

Unregistered Sales of Equity Securities

On November 3, 2023, Venu began a private placement offering of its shares of Class C Common Stock for $10.00 per share, which later became an offering of Common Stock following Venu’s one-for-one conversion of Class C Common Stock into Common Stock in September 2024. In connection with that offering, Venu issued 3,507,591 shares of Common Stock to a total of 195 accredited investors. The shares were offered and sold in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(c) promulgated thereunder.

In January 2024, we issued a convertible promissory note to a single accredited investor (and between March 2024 and November 2024, a total of 69,400 shares of Common Stock have been issued to satisfy certain obligations owed to the holder). These issuances were effected in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

During the quarter ended September 30, 2024, and through the date of this Quarterly Report, we granted a total of 784,500 warrants exercisable to purchase shares of our Common Stock. These warrants were issued for compensatory purposes (in lieu of options or other forms of equity awards) and, in substantially all cases, vest ratably over a four-year term. To the extent warrant grants constitute an offer or sale under the Securities Act, these warrants were granted in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In each transaction in which we relied on Section 4(a)(2) of the Securities Act and/or Rule 506(b) promulgated thereunder, we did not engage in any general solicitation or advertising, and we offered the securities to a limited number of persons with whom we had pre-existing relationships. We exercised reasonable care to ensure that the purchasers of securities were not underwriters within the meaning of the Securities Act, including making reasonable inquiry prior to accepting any subscription, making written disclosure regarding the restricted nature of the securities, and placing a legend on the certificates representing the shares. In each case, the offerees were provided with a subscription agreement detailing the restrictions on transfer of the shares and eliciting their investment intent. Further, stop-transfer restrictions were placed with our transfer agent and a restrictive legend was placed on the certificate in connection with these offerings. In addition, sales in the transactions exempt under Rule 506(b) were made exclusively to what the Company reasonably believed were accredited investors as defined in Rule 501 of the Securities Act. The recipients of securities in each of these transactions acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

In cases where we relied on Rule 506(c) promulgated under the Securities Act, we received information and documentation sufficient to verify that each investor qualified as an accredited investor.

No underwriters were involved in the above transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Personal Guarantee Fee Agreement and Warrant Issuance

On December 17, 2024, a subsidiary of the Company, Sunset at McKinney, LLC, entered into a Guarantee Fee Agreement with Mr. JW Roth, the Company’s Chief Executive Officer and Chairman, and a minority stockholder of the Company (together with Mr. Roth, the “Guarantors”). To facilitate the closing of certain real property in the City of McKinney, Texas (“McKinney”; such property, the “McKinney Property”) pursuant to a Chapter 380, Grant and Development Agreement dated April 16, 2024, as amended on October 15, 2024, between the Company, McKinney, the McKinney Economic Development Corporation (“MEDC”), and the McKinney Community Development Corporation, the Guarantors agreed to personally guarantee a $25 million promissory note (the “McKinney Note”) that will be delivered by or on behalf of the Company to MEDC at the closing. The Company will also deliver to MEDC at the closing a cash payment of $10 million to be held in a money market account (the “Deposit”), which would be returned to the Company upon a certificate of occupancy being issued and obtained for the McKinney Property. Interest earned on the Deposit will be remitted by MEDC to the Company on a monthly basis (each, an “Interest Payment”). To compensate the Guarantors for the risks associated with personally guaranteeing the McKinney Note, upon the Company’s receipt of each Interest Payment from MEDC, the Company agreed to make a corresponding payment to each of the Guarantors in an amount equal to half of each such Interest Payment.

The Company also expects to issue the Guarantors a warrant that will be exercisable to purchase a total of 2,500,000 shares of Common Stock (such shares, the “Warrant Shares”) on the date the Company or a subsidiary thereof acquires and closes upon the McKinney Property. It is expected that the Guarantors will equally split the warrant consideration, and thus each be entitled to purchase one-half of the Warrant Shares. Once the warrant is exercisable, the holders will be entitled to acquire the Warrant Shares from the Company on or prior to December 17, 2029, at an exercise price of $10.00 per Warrant Share, as adjusted from time to time as set forth in a Warrant Agreement between the Company and Mr. Roth.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1*	Guarantee Fee Agreement by and between Sunset at McKinney LLC, JW Roth, and Kevin O’Neil

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Venu Holding Corporation

Date: December 23, 2024	By:	/s/ JW Roth
JW Roth
Chief Executive Officer and Chairman

Date: December 23, 2024	By:	/s/ Heather Atkinson
Chief Financial Officer

