Form 10-K
period 2024-12-31
Venu Holding Corp
filed 2025-03-31
CIK 1770501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-42422

VENU HOLDING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Colorado	82-0890721
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1755 Telstar Drive Suite 501 Colorado Springs, Colorado 80920 (Address of Principal Executive Office and Zip Code)	(719) 895-5483 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	VENU	NYSE American LLC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐ Emerging Growth Company ☒	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date. As of March 31, 2025, there were 37,496,049 shares of the Registrant’s common stock outstanding.

Part I

As used in this Annual Report on Form 10-K (this “Annual Report”), unless the context otherwise requires, references to “we,” “us,” “our,” “the Company,” and “Venu” refer to Venu Holding Corporation and its subsidiaries, and references to “Common Stock” refer to the Company’s common stock, $0.001 par value per share. The information that follows may contain forward-looking statements, which involve various risks and uncertainties, including those identified in Item 1A (Risk Factors) of this Annual Report, and are qualified as indicated under “Cautionary Note Regarding Forward-Looking Statements” below. All of the discussion and analysis in this Annual Report should be read with, and is qualified in its entirety by, the Consolidated Financial Statements and related notes included in this Annual Report. Our website address is https://venu.live.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements regarding future events and the Company’s future results. These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “could,” “would,” “should,” “will,” “may,” variations of such words, and similar expressions of a forward-looking nature are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s anticipated growth and potential in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in the “Risk Factors” section of this Annual Report and elsewhere herein.

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

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. You should carefully read the factors set forth in the “Risk Factors” section in this Annual Report, and other cautionary statements made throughout this Annual Report, and you should interpret such factors and cautionary statements as being applicable to all forward-looking statements wherever appearing in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances, or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Summary of Risk Factors

Our business is subject to a number of risks of which you should be aware. These risks are discussed more fully in the “Risk Factors” section of this Report. These risks include, but are not limited to, the following:

●	Venu will likely require additional capital to support its business plan and potential growth, and this capital might not be available on favorable terms, or at all.

●	Venu has incurred net losses and anticipates that it will continue to incur net losses for the near-term future and may never achieve profitability.

●	Venu’s business plan is based on numerous assumptions and estimates that may not prove accurate.

●	Venu’s debt obligations may adversely affect cash flow and impose restrictions on Venu’s ability to operate its business.

●	Venu faces risks related to material weaknesses in its internal control over financial reporting, and there are inherent limitations on the effectiveness of the controls and procedures that it implements.

●	Certain subsidiaries of Venu that own, or are expected to own, key real property assets are not wholly owned, and as a result, third parties have rights in certain assets and operations of those subsidiaries.

●	The agreements specifying the terms of Venu’s public-private partnerships with local municipalities impose various conditions, obligations, restrictions, and covenants related to Venu’s ownership, use, development, and operation of the properties it acquires and the venues it constructs.

●	Venu’s ability to open new amphitheaters and venues on schedule and in accordance with targets may be adversely affected by delays or problems associated with acquisition and construction delays, and by other factors, some of which are beyond Venu’s control.

●	The success of Venu’s amphitheater and venue projects depends on the popularity of guest experiences at those venues, as well as Venu’s ability to attract advertisers, marketing partners, operating partners, audiences and artists to concerts at other events at those locations.

●	Venu’s construction of its first outdoor amphitheater project in Colorado Springs required, and future amphitheater facilities that Venu intends to open will require, significant capital investments by Venu with no assurance that the venues will be successful.

●	Venu has not finalized certain plans and specifications for many of its proposed new venue locations, and as a result Venu’s costs may be higher than anticipated.

●	Venu may suffer project delays, increased costs, and financial losses if city councils or other local governmental bodies oppose Venu’s land-purchase and venue-construction proposals or reject purchase and development agreements that Venu has negotiated.

●	Potential development and construction delays could cause Venu’s estimate of future income, expenses, and development costs to be inaccurate.

●	The success of Venu’s business operations depends in part on its ability to acquire, develop, lease, and maintain live-music venues, and if it is unable to do so on acceptable terms, or at all, its results of operations could be adversely affected.

●	Venu’s reliance on third-party operators to manage and operate Ford Amphitheater and future amphitheater locations exposes Venu to risks.

●	Venu was previously engaged in litigation related to its construction and operation of Ford Amphitheater in a lawsuit that was ultimately dismissed. Venu may face similar lawsuits in other municipalities where it is constructing, or plans to construct, amphitheaters.

●	Expansion into new geographic markets may present increased risks due to relative unfamiliarity with these markets.

●	The catastrophic loss of a facility could adversely affect business.

●	Venu’s operational costs may be greater than projected due to factors beyond Venu’s control that slow project development and may adversely impact Venu’s profitability.

●	Venu’s restaurants and live-music venues face intense competition, and if Venu is unable to continue to compete effectively, its business, financial condition, and results of operations would be adversely affected.

●	Venu may face challenges in building name recognition, developing its reputation, and protecting its brand and reputation from adverse events that may not be within Venu’s control, which could adversely impact its expansion efforts, its operating results, and its ability to attract talented performers, generate audience enthusiasm, sell tickets, and generate revenue from its venues.

●	Venu’s success depends, in significant part, on entertainment and leisure events and economics, and other factors adversely affecting such events could have a material adverse effect on business, financial condition, and results of operations.

●	Venu’s business depends on discretionary consumer and corporate spending, which may be impacted by market volatility and challenging economic conditions.

●	Portions of Venu’s business are subject to seasonal fluctuations and its operating results and cash flow likely will vary from period to period.

●	Poor weather adversely affects attendance at live music events, which could negatively impact Venu’s financial performance from period to period.

●	There is a risk of personal injuries and accidents in connection with live music events, which could subject Venu to personal injury or other claims and increase expenses, as well as reduce attendance at its live music events, causing a decrease in revenue.

●	The sale of food and prepared food products for human consumption involves a risk of injury to customers.

●	The price and availability of food, ingredients, retail merchandise, transportation, distribution, and utilities used by Venu’s venues could adversely affect revenues and results of operations.

●	Health concerns, government regulation relating to the consumption of food products, and widespread infectious diseases could impact consumer preferences and negatively affect results of operations.

●	Venu is subject to extensive governmental regulation and changes in these regulations and its failure to comply with them may have a material negative effect on the Company’s business and results of operations.

●	Zoning and governmental approvals could hinder, delay, or completely inhibit Venu’s ability to own, develop, lease, and construct upon the real estate upon which it intends to build new restaurants and venues.

●	A privacy breach or cybersecurity attack could adversely affect Venu’s business and operations.

●	Failure to maximize or to successfully protect and assert Venu’s intellectual property rights could adversely affect business and results of operations.

●	Venu is involved in a number of related-party transactions.

●	Venu’s officers, directors, and principal shareholders collectively own a substantial portion of our Common Stock.

●	We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our Common Stock.

●	If certain communications used to market certain exempt offerings of membership interests conducted by the Company’s subsidiaries are deemed to have been an “offer” in violation of Section 5 of the Securities Act with respect to the Company’s initial public offering, the Company may be subject to certain claims.

●	Our Articles of Incorporation permit “blank check” Preferred Stock, which can be designated by our Board of Directors without shareholder approval.

Item 1. Business

Overview of Venu’s Business

Business Overview

Venu is an entertainment and hospitality holding company based in Colorado Springs, Colorado that designs, develops, owns, and operates (whether directly or through third-party operators) up-scale music venues, outdoor amphitheaters, and full-service restaurants and bars where music, dining, and luxury experiences converge. Venu was founded in 2017. Since its inception, Venu has strived to set a new standard in the hospitality and entertainment industry through its entertainment-campus venue concept and to meet the growing demand for live entertainment by developing new venues in strategically selected, rapid-growth, entertainment-underserved markets. Venu takes pride in being a catalyst for memorable experiences, a champion of local entertainment, and a contributor to vibrant communities.

To date, Venu has developed, or is in the process of developing, three restaurant concepts and one bar concept, as well as live music indoor venues that accommodate approximately 1,400 guests and outdoor amphitheaters that accommodate 8,000 or more guests. Currently, Venu operates indoor venues and restaurants in Colorado and Georgia, but it is in varying levels of planning or development to open venues in Oklahoma and Texas, with the Sunset at Broken Arrow expected to open in late 2025 or early 2026, and other locations in 2026. Venu forecasts meaningful economic and cultural impacts in communities targeted for expansion across the United States.

Venu is a growing entertainment and hospitality company. Venu attributes its growth capabilities, in part, to its key partnerships with leaders in the music and entertainment industries, its experienced management team with prior success in hospitality and entertainment, and its strategic public-private partnerships that support ongoing economic growth. Venu believes that its venues offer patrons memorable experiences through a variety of music acts, high-end venues, desired food menu options, and exceptional hospitality. Venu is exploring business-expansion opportunities to meet the growing demand for live entertainment and touring acts by artists and fans alike.

Venu believes that its strategic development of venues in rapid-growth areas, experience in building partnerships with local governments and managing the elevated regulatory standards associated with public-private projects, and ability to negotiate naming and sponsorship rights with ubiquitous brands make it a highly sought-after entertainment and hospitality company by municipalities across the United States.

Venu’s principal executive office is located at 1755 Telstar Drive, Suite 501, Colorado Springs, Colorado 80920. (telephone: 719-895-5483). Venu’s principal website is https://venu.live. Information contained on, or accessible through, Venu’s website is not a part of this Annual Report.

Corporate History

Venu was originally formed in Colorado on March 13, 2017, as Bourbon Brothers Restaurants, LLC, a Colorado limited liability company. On April 6, 2022, the Company converted to a corporation. On September 6, 2024, Venu adopted Amended and Restated Articles of Incorporation to, among other things, change its legal name to “Venu Holding Corporation”.

After opening its first restaurant in Colorado Springs, Colorado in 2017 followed by its first indoor music hall venue adjacent to the restaurant in 2019, Venu expanded to Georgia, where it opened its second restaurant and indoor music venue in Gainesville, Georgia in June 2023. Venu is now in the process of expanding to markets in Oklahoma and Texas. Venu opened its first amphitheater, the Ford Amphitheater, in Colorado, in August 2024.

Overview of Venu’s Venues

Venu currently has two music venue concepts: (1) an indoor, more intimate music hall venue known as Bourbon Brothers Presents (“BBP”), which currently operate under the names of Phil Long Music Hall at Bourbon Brothers with respect to the Colorado venue and The Hall at Bourbon Brothers or Boot Barn Hall with respect to the Georgia venue in accordance with the naming rights of the BBP venues; and (2) an outdoor amphitheater venue known as The Sunset Amphitheater, which are intended to offer higher-end amenity options to patrons that will vary depending on location, but will generally include offerings such as firepit suites, VIP suites, and access to an adjoining restaurant and/or rooftop bar. Venu has operated a BBP in Colorado Springs, Colorado (“BBP CO”) since 2019 and in Gainesville, Georgia (“BBP GA”) since June 2023. Venu’s debut outdoor Sunset Amphitheater venue opened in Colorado Springs, Colorado, in August 2024, which is called Ford Amphitheater pursuant to a naming-rights agreement (“Ford Amphitheater”). From time to time Venu may also explore other music, restaurant and entertainment venue concepts.

Venu currently has three restaurant concepts: (1) a flagship, full-service restaurant concept known as Bourbon Brothers Smokehouse & Tavern (“BBST”); (2) an upscale, five-star, fine-dining restaurant concept known as Roth’s Seafood & Chophouse (“Roth’s”); and (3) a full-service restaurant featuring live music called Notes Eatery (“Notes Eatery”). Venu opened a BBST in Colorado Springs, Colorado (“BBST CO”) in 2017 and in Gainesville, Georgia (“BBST GA”) simultaneously with its BBP GA indoor music hall in June 2023. Venu expects to open Roth’s adjacent to Ford Amphitheater in summer 2025 for exterior concert seating and in fall 2025 for restaurant operations.

Venu expanded its live-music and entertainment footprint in Colorado Springs in September 2022 when it opened “Notes” bar-restaurant, which featured upscale bar fare and dive-bar specials, before expanding to the full restaurant “Notes Eatery” in May 2024.

Venu has one bar concept, which is an elevated, craft-cocktail bar experience called Brohan’s (“Brohan’s”). Brohan’s is anticipated to open in fall 2025 and will operate on the rooftop of Roth’s overlooking the Ford Amphitheater.

Lastly, Venu has a hospitality suite concept called Notes Hospitality Collection (“NHC”), which consists of hospitality suites intended to be used for hosting large events such as corporate conferences, weddings, expos, galas, trade shows, and conventions. Venu’s first NHC development is expected to open in fall 2025 as part of the mixed-use development where Roth’s and Brohan’s will operate adjacent to the Ford Amphitheater. NHC will consist of two premier, configurable hospitality spaces framing either side of Roth’s to be used for hosting corporate events, weddings, trade shows, conventions, and other events.

Venu typically constructs and operates its music, restaurant, and bar venues concurrently and in close proximity to one another, creating an entertainment campus that enhances guests’ dining, social, and live-entertainment experiences.

Venu’s Mission and Strategy

Venu’s mission is to revolutionize entertainment and hospitality by offering dynamic entertainment campuses where music, dining, and luxury converge. Venu carries out its mission by leveraging its:

●	exclusive collection of premium restaurants and luxury venue properties, designed to enhance the customer experience through thoughtfully designed spaces and a spectrum of ticket and menu offerings that accommodate the needs and desires of a wide range of customers, whether their priority is to enjoy an outing that maximizes both fun and affordability or to be treated to a decadent, VIP type of experience;

●	management team with years of experience and prior success in hospitality and entertainment, venue and infrastructure development, and venue and restaurant management;

●	operational and brand partnerships with well-known industry leaders that create brand recognition for Venu’s venues and enable them to be operated efficiently and effectively to provide a seamless experience for customers while maximizing the returns of shareholders;

●	institutional knowledge of the entertainment landscape, insight regarding which artists and entertainers drive audience engagement, and strong industry relationships that make it possible to route those acts to Venu venues;

●	community ties and relationship leads in the markets that Venu focuses its development efforts in, which enhances its capital-raising efforts and advances its ability to deliver the types and genres of entertainment that complement the desires and demographic of the community being served;

●	optimization of the functionality and use of its venues, which can be rented for both personal and corporate events with a range of seating capacities and spaces that can accommodate intimate gatherings or large, table-top events for 500-700 seated guests;

●	financing and acquisition strategy that catalyzes growth while minimizing future dilution, as discussed in more detail under “Financing and Acquisition Strategy” below; and

●	strict criteria for evaluating business-expansion opportunities and ensuring that any new markets for its venues meet specific demographic profiles, are undersaturated with entertainment options, and have local governments that recognize the value of investing in an entertainment campus to drive local economic growth and to build community culture, as discussed in more detail under “Financing and Acquisition Strategy.”

Financing and Acquisition Strategy

A key factor to Venu’s current and future success is its ability to continue growing through venue and infrastructure development while attempting to minimize future dilution. The financing and acquisition strategy of Venu and its subsidiaries include three primary components: (1) partnering with municipalities that attract local development by offering financial incentives; (2) conducting pre-sales of naming rights, sponsorships, and suite ownership rights at its venues; and (3) accessing attractive debt capital.

Financial Partnerships with Municipalities

When deciding where to develop new venues, Venu focuses on high-growth areas that it believes are materially underserved of premium music and entertainment options and are located in cities that are willing to partner with, and offer financial incentives to, Venu in exchange for Venu’s agreement to develop a venue in the partnering city. Often, those financial incentives are made possible through economic-development funds (“EDFs”), which enable local governments to fund projects and programs intended to spur the local economy or to induce local property development by offering investments such as below-market land sales, land grants, tax abatements and rebates, and/or property-tax refunds. Venu is experienced in obtaining land for new venue developments by negotiating favorable land-sale contracts with cities who use EDFs to sell the land to Venu for substantially less than market value in exchange for Venu’s agreement to develop and operate an entertainment campus on the land, which will in turn drive local economic growth, foster a community-wide culture, and attract other developments.

As an example of this strategy, Venu introduced its restaurant and music venue concepts to Gainesville, Georgia in January 2022 by negotiating a Purchase and Sale Agreement between one of its subsidiaries, GA HIA, LLC (“GA HIA”), and the Gainesville Redevelopment Authority (the “GRA”), pursuant to which the GRA agreed to sell approximately 1.7 acres of land to GA HIA for $800,000 to incentivize the development of the BBST GA restaurant and the BBP GA music hall that Venu opened on the property approximately 18 months later in June 2023. The GRA viewed its public-private partnership with GA HIA as an opportunity to induce and stimulate redevelopment and investment in one of Gainesville’s tax-allocation districts that was in need of improvement. Similarly, in April 2024, Venu and the City of El Paso, Texas (“El Paso”) agreed to a term sheet defining the terms of the proposed definitive Chapter 380 Economic Development Program Agreement and Contract of Sale to be entered into between the parties, pursuant to which El Paso intends to incentivize Venu’s construction of a 12,500-person amphitheater by conveying approximately 17 acres of city-owned land to Venu, issuing Venu an eight-year, no-interest, forgivable promissory note, and providing annual rebates to Venu for up to 20 years on real and business personal property, sales and use, and mixed beverage taxes. Through its agreements with the Cities of Gainesville, Georgia and El Paso, Texas, Venu has negotiated more than $2.0 million in tax incentives through property-tax rebates and sales-tax abatements that will flow through to the bottom line over the term of the rebates via reduced occupancy expenses. As Venu plans and implements its Texas and Oklahoma expansion, it has entered into public-private partnerships and incentive packages for the McKinney, Texas and Broken Arrow, Oklahoma markets as described in this Annual Report. See “Business – Public-Private Partnership Obligations.”

While Venu’s public-private partnerships with local municipalities enable Venu to acquire land on terms more favorable than Venu could likely negotiate in open-market sales, or to obtain other financial incentives that offset Venu’s costs of constructing and operating new venues, the agreements specifying the terms of Venu’s public-private partnerships with a given municipality also impose certain conditions, obligations, and covenants (collectively, “Restrictions”) that restrict Venu’s ownership, use, and development of the land it acquires and the venues it constructs and operates. Venu is typically subjected to those Restrictions pursuant to the Development Agreements that Venu and a local municipality enter into in connection with the purchase and development of the land. Certain immaterial obligations may also be imposed on Venu under the ancillary agreements to its public-private partnerships, which could include, for example, parking or facilities-use agreements. The material terms of its public private partnership agreements and the Restrictions on Venu’s ownership and use of the real property it has acquired through public-private partnerships are described in more detail under “Subsidiaries and Properties — Public-Private Partnership Obligations” below. For a review of the material risks Venu faces as a result of the Restrictions Venu and in connection with its public-private partnerships, see the section of this Annual

Report entitled “Risk Factors — The agreements specifying the terms of Venu’s public-private partnerships with local municipalities impose various conditions, obligations, restrictions, and covenants related to Venu’s ownership, use, development, and operation of the properties it acquires and the venues it constructs”.

Pre-Sales of Naming Rights, Sponsorships, and Suite Ownership

The second component of Venu’s financing and acquisition strategy consists of pre-selling the naming rights to its venues and generating capital that can be used to finance development-related costs. The cost of naming rights for each of Venu’s venues range from approximately $100,000 per year for an indoor concert venue such as Bourbon Brothers Presents music hall to up to $2,000,000 per year for a large outdoor amphitheater like The Sunset Amphitheater that Venu anticipates opening in McKinney, Texas in 2026. Venu’s first naming-rights sponsor was Boot Barn (NYSE: BOOT), which agreed to acquire the naming rights for a three-year term to Venu’s first indoor music venue in Colorado Springs, BBP CO, prior to its opening in 2019 along with the naming rights of Venu’s next two BBP venues. Since the initial agreement, Boot Barn extended its agreement for the Colorado Springs location and acquired the naming rights to the Georgia location. On July 31, 2024, Phil Long Dealerships, Inc. purchased the naming rights to BBP CO pursuant to an Agreement for Naming and Sponsorship Rights. Pursuant to the agreement’s five-year term, BBP CO is called “Phil Long Music Hall at Bourbon Brothers.”

Sunset Operations, LLC, a wholly owned subsidiary of Venu, also entered into a naming and sponsorship rights agreement with Mountain States FDAF, which agreed to acquire the naming rights to Venu’s first outdoor amphitheater in Colorado Springs. During the duration of the agreement’s ten-year term, the amphitheater will be called “Ford Amphitheater.”

Venu also enters into product-specific sponsorship agreements.

Certain of Venu’s subsidiaries also accumulate financing and acquisition capital for the specific assets and properties held by that subsidiary by selling non-voting membership units, which entitle holders to various in-kind benefits, such as rights to use a firepit suite at a specific outdoor music amphitheater as well as certain preferential economic rights. The rights associated with the non-voting membership units are set forth in the applicable subsidiary’s operating agreement, which provides that any distributions of available cash that is attributable to a defined portion of revenues generated by ticket sales for an event held at a specific venue project will be distributed to the non-voting members (which include all members except Venu and its subsidiaries), with the excess to be distributed to the voting member (which is Venu or a wholly-owned subsidiary). At Ford Amphitheater in Colorado Springs, Venu incorporated 90 firepit suites, which will each accommodate eight VIP guests per show and will be located on the concourse between the stadium-style seating in front of the stage and the lawn. Prior to breaking ground on Ford Amphitheater, in this manner Venu pre-sold lifetime rights to each firepit suite, with the proceeds deployed to fund most of the amphitheater’s construction-related expenses. Based on the reception and success Venu had in its pre-sale and total sellout of the Colorado Springs firepit suites, Venu expects that those subsidiaries that will own its amphitheater assets will replicate this financing strategy in the markets where there are plans to develop outdoor amphitheaters, which currently include Broken Arrow, Oklahoma, Oklahoma City, Oklahoma, McKinney, Texas, and El Paso, Texas. Because the development and market of each amphitheater is unique, pricing for firepit suites will vary depending on venue location.

In addition to pre-selling the naming rights to its venues, Venu has developed a menu of sponsorship inventory at each BBP location, which primarily consists of table and show sponsorships. Additionally, Venu may sell “Presenting Show” sponsorships for several of its promoted shows.

Debt Financing

The final component of Venu’s acquisition and financing strategy is accessing attractive debt capital. Based on the land sales that Venu has previously negotiated with various municipalities, Venu believes it can acquire land inexpensively through continuing to strategically partner with municipalities. Venu also believes it is equipped to fund portions of its construction expenses using funds generated from pre-sales of its naming rights, firepit suites, and sponsorships. Those abilities make Venu believe it is uniquely positioned to access debt on attractive terms to finance any other unfunded construction costs.

Other

In addition to the financing strategies outlined generally described above Venu’s financing strategy includes other components, such as continued revenue growth and that certain of its subsidiaries such as GA HIA, LLC, have sold membership interests to third parties as a component of the financing for the specific real property asset and development they hold, as described further below under “Venu’s Subsidiaries and Properties”. Further, with respect to certain of its real property assets and interests Venu, may from time to time, elect to hold title to a particular asset through a Delaware Statutory Trust and permit third parties to acquire beneficial interests in the trust in a tax advantaged manner (such as through “1031 exchanges”) and realize certain tax benefits. Under such an arrangement a wholly owned subsidiary would serve as the trustee of the trust and control all decisions with respect to the property (including its potential sale). This structure is similar to a sale-leaseback arrangement in that Venu could in part monetize an otherwise illiquid asset, yet, retain full control over the asset and have the power and authority to repurchase the applicable property in full if deemed appropriate under the market conditions and the Company’s liquidity at any given time. For example, the real property upon which the Ford Amphitheater was constructed, and, is leased to Sunset Amphitheater LLC under a ground lease, conveyed to a Delaware Statutory Trust and is expected that a portion (but in no event all) of the beneficial interests in that trust will be sold to third parties.

Site-Selection Strategy

Venu has developed criteria and a disciplined process for expanding its live-music venues and restaurant properties. Venu searches for markets that meet its strict criteria and in which there are few or no competing entertainment properties. To date, Venu has focused on markets in warmer weather locations, metro areas that have expanded substantially and where there are few entertainment venues in the outer lying areas (such as the greater Atlanta, Georgia market), or mid-market metro areas that Venu believes have been overlooked with respect to live-music entertainment opportunities (such as Tulsa, Oklahoma).

When evaluating potential markets to expand to and local municipalities to partner with, Venu looks for markets that meet the site-selection criteria for The Sunset Amphitheater and BBP venues described below:

●	The market is materially underserved of premium, indoor or outdoor venues for live music and entertainment.

●	The municipality is willing to partner financially with Venu to attract the type of entertainment amenities that Venu offers and has focused on investments in entertainment districts as part of its long-term city plans.

●	The demographic profile of the community meets the age and household-income markers that Venu believes are most conducive to establishing a successful, well-attended music and entertainment venue.

●	There are sites available that are adjacent to high-traffic-count roadways with visibility for digital marketing.

●	There are physical locations suitable from a zoning, sound, parking, and traffic perspective.

●	The location is conducive to Venu’s overall act-routing strategy.

●	Venu has relationship leads in the market, which drives financing strategy.

Venu carries out its site-selection process in three stages:

●	Site Selection. Based on the expansion criteria above, Venu identifies specific regions that serve as target markets for its venue concepts. Venu works to identify experienced commercial real estate leads for each market, establishes the specific criteria for expansion, and works alongside those leads to identify, assess, and negotiate contracts for new locations.

●	Site Acquisition. The site-selection lead for each market identifies target properties that meet the base criteria. A team led by Venu’s Chief Executive Officer, JW Roth, engages with the market lead to assess and, if deemed suitable, negotiate a purchase and sale agreement that meets Venu’s financial framework.

●	Site Development. Once the purchase and sale agreement is complete, Venu’s real estate development team manages entitlement, closing, finalizing municipal financial incentives, architecture, and construction.

Venu’s Sources of Revenue

Venu’s primary revenue streams consist of the following:

●	Ticket Sales and Fees. Venu promotes tickets for the concerts and events it hosts through the location-specific websites of its BBP venues. Tickets are primarily sold online through third-party, full-service ticketing businesses that Venu contracts with to promote and sell tickets for BBP events. Venu retains a portion of the revenue generated from each ticket sale. Venu also generates ticket revenue from walk-up sales at its BBP locations.

●	Fee Income. Venu also generates revenue through collecting fees on tickets sold by third-party platforms, including convenience and order-processing fees and service charges.

●	Venue Rentals. Venu’s BBP venues are rented for a variety of events, including corporate gatherings, conferences, seminars, benefit concerts, fundraisers, weddings, and holiday parties. Each BBP venue can be easily transitioned to different configurations, which allows for operational flexibility and maximization of venue use. The BBP team of event staff is exceptionally experienced in managing each aspect of the event-planning process.

●	Naming Rights. Venu generates a portion of its revenue by partnering with industry-leading brands under naming-rights agreements. By selling the naming rights to its venues, Venu benefits from the name recognition of its sponsors and can offset its development, operational, and occupancy costs through its collection of naming-rights fees. The naming-rights sponsors, in turn, strengthen their brand recognition and visibility, heighten their exposure, and benefit from being associated with the world-class events that a hospitality and entertainment company like Venu makes possible. In addition to negotiating the naming rights to its venues themselves, Venu negotiates naming rights for specific segments within its venues and restaurants, such as patio spaces and the backstage area where artists conduct meet-and-greet events. The naming rights sponsor is Phil Long Dealerships, Inc. for BBP CO and Boot Barn for BBP GA. The naming rights sponsor for our amphitheater in Colorado Springs is Mountain States FDAF, pursuant to which the amphitheater is called Ford Amphitheater. Our future amphitheater locations are expected to have a naming rights sponsor when they open.

●	Sponsorships. Venu’s sponsorship opportunities enable sponsors to advertise and connect to customers at Venu’s entertainment and restaurant properties. Venu provides a marketing and communications platform that caters to the specific needs of each sponsor’s unique brand. Venu offers: (i) foundational partnerships, which allow companies to enjoy exclusive benefits and recognition as founding partners of Venu venues; (ii) industry-exclusive partnerships, which enable companies to gain exclusive rights to represent their industries and stand out among their competitors; (iii) show and event sponsorships, which allow companies to associate their brands with specific shows and events and to capture the attention of a targeted audience; and (iv) VIP sponsorship packages, which allow companies to offer their clients and customers with a top-notch, VIP experience at Venu’s venues. While Venu’s primary sponsorships are for tables and shows, it has a curated menu of sponsorship inventory at each of its venues that is available for sponsors to showcase their brands. Venu’s seasoned sales leader spearheads its sales efforts nationally and manages the sponsorship sales inventory at each entertainment property.

●	Food and Beverage Sales. Venu’s collection of restaurants and bars are designed to provide guests with an elevated dining experience featuring unique menu offerings, craft cocktails, and southern hospitality. Venu’s BBST restaurants, known for their selection of rare bourbons, ryes, and whiskies, serve American classics and southern staples from a scratch kitchen and act as the exclusive caterer for BBP concerts and events. Roth’s, upon the commencement of its restaurant operations expected in fall 2025, will provide an elevated, fine-dining culinary experience. In 2023, Venu’s BBST CO and BBP CO locations were opened for the full year, and its BBST GA and BBP GA locations opened in June 2023. In 2024, Venu generated revenues based on its BBST and BBP locations in Colorado and Georgia both being operational for the full year. Venu expects to generate additional revenues in 2026 upon the expected opening of its Roth’s restaurant and Brohan’s bar in fall 2025.

●	Parking Fees. Venu generates revenue from the development of parking lots at its amphitheater locations. These lots are over and above the amphitheater operators’ parking that is shared between Venu and the operators. These premium parking lots are controlled exclusively by the Company. Venu began recognizing this revenue with the opening of Ford Amphitheater in Colorado Springs in August 2024.

Venu’s Venues

Music Venues — Bourbon Brothers Presents (Indoor Music Hall)

BBP Overview

BBP is Venu’s indoor, intimate music and event venue known for promoting a mix of national-touring, legendary acts as well as up-and-coming artists and premier local bands and performers. BBP is dedicated to bringing musical acts from the country music and rock and roll genres as well as entertainment from a variety of other performance categories, including comedy, magic, and inspirational speakers, to growing suburban markets. Venu currently operates a BBP venue in Colorado Springs, Colorado, BBP CO, which opened in 2019, and a second BBP venue in Gainesville, Georgia, BBP GA, which opened in June 2023. Venu also previously explored expanding its BBP venue concept to Murfreesboro, Tennessee, and took various steps to acquire land to develop where a campus would have been developed; however, in July 2024 Venu terminated its pursuit of that project.

Promoting live entertainment is the foundation of the BBP revenue model. Each BBP location is designed to flexibly accommodate approximately 1,400 concertgoers at each general-admission concert featuring national-touring artists or to comfortably accommodate approximately 500-700 people for fully seated events complete with eight-top tables that are suited for intimate concerts, dueling piano shows, tribute bands, and private events. In addition to promoting and hosting live concerts, BBP also generates incremental revenue through event rentals and sponsorship sales. BBP rental rates vary depending on several factors, including the type, size, and date of the event. Typically, event rentals is a high-margin revenue channel, as there are very few variable expenses associated with renting the venue.

Venu’s designs for its BBP venues seek to showcase Venu’s attention to hospitality, care for artists’ comfort, and pursuit of delivering the ultimate concert experience. Each BBP location features an expansive stage, arena-quality audio and visual systems, and an unparalleled ambiance driven by a grand dance floor and video wall. In addition to the indoor music hall, each BBP venue is built with an outdoor patio that features exterior bar access, an abundance of firepits, and unobstructed views of the surrounding areas.

BBP — Colorado Springs, Colorado

Venu opened its first BBP location in March 2019 in Colorado Springs, Colorado. BBP CO is built on roughly 3.5 acres adjacent to BBST CO. The BBP CO property consists of 15,000 square feet and features a 100-foot bar, a Bottoms Up Draft Beer System, more than 50 bourbons and whiskeys, and a menu of Southern fare served tableside, catered by BBST CO. The BBP CO venue accommodates up to 1,100 concertgoers for general-admission concerts, 500 seated patrons in a banquet-style configuration, and 96 trade-show booths. BBP CO originally sold its naming rights to Boot Barn, but on July 31, 2024, BBP CO sold its naming rights to Phil Long Dealerships, Inc. and is now known as Phil Long Music Hall at Bourbon Brothers.

In addition to its concert and event schedule, BBP CO has become a rental venue for private events. In the past, a multitude of organizations and businesses have rented BBP CO, including school districts for prom and homecoming dances, the State of Colorado for an event at which Governor Jared Polis gave the State of the State address, political organizations for fundraising dinners, several companies for corporate parties and events, and families who have held weddings at BBP CO. The venue is capable of being transitioned from one configuration to another, which allows for a maximization of venue uses. That operational flexibility make it possible, for example, for the BBP CO event team to host a concert one night and then stage a wedding the following afternoon. Venu aims for the BBP CO venue to be rented for events up to 100 times per year. Since 2021, BBP CO has met or exceeded this goal, being rented for 108 events in 2021, 114 events in 2022, 182 events in 2023, and 219 events in 2024.

BBP — Gainesville, Georgia

In early 2021, a Georgia municipality reached out to gauge its interest in building a venue like BBP CO in Gainesville, Georgia, a growing city located roughly an hour north of downtown Atlanta. That same year, Venu negotiated with the City of Gainesville and ultimately agreed to build its second BBP venue there, BBP GA, which opened in June 2023. The land on which BBP GA was developed was purchased from the Gainesville Redevelopment Authority by GA HIA, a subsidiary of Venu that is subject to Venu’s total voting control. BBP GA promotes music acts similar to BBP CO. Like BBP CO did originally, BBP GA sold its naming rights to Boot Barn and thus does business under the name of Boot Barn Hall. BBP GA assigns the revenue generated from Boot Barn’s naming rights to its landlord, GA HIA, effectively reducing the occupancy cost related to the construction of the campus and subsequent lease.

The BBP GA venue accommodates up to 1,700 concertgoers for general-admission concerts and 500 seated patrons for full-seated shows. BBP GA built upon the design of BBP CO and features two full-service bars instead of one along with a mezzanine that offers spectacular, elevated views of the stage. BBP GA is connected to BBST GA via a shared kitchen, which allows BBP GA to provide food and beverage service for shows that is catered by BBST GA.

Venu’s management was optimistic about establishing the BBP concept in the Gainesville market because the greater Hall County area of which Gainesville is considered by many to be a hotbed for country music, as many of today’s biggest country music stars hail from Georgia, yet Gainesville and the other suburbs surrounding Atlanta, Georgia were considered by many to be an “entertainment desert,” devoid of premier live-music venues. Furthermore, the lack of mid-size and more intimate venues other than in downtown Atlanta was inconvenient for residents living and working outside of the city center. Management projected that BBP GA would fill that opportunity gap by offering a new entertainment venue to the approximately 1.2 million residents of the Northeast Georgia region.

Since opening in June 2023, BBP GA has hosted concerts and live entertainment events and has attracted both up-and-coming and more established names in country and rock music. BBP GA hosted 73 events from June through December 2023 and 268 events in 2024. In addition to maintaining its event schedule and continuing to bring talent to the Northeast Georgia region, Venu continues to pursue its venue-rental and sponsorship-sales channels to augment revenue generated for BBP GA by promoted concerts, duplicating its revenue strategies at the comparable venue in Colorado Springs.

Music Venues — The Sunset Amphitheater (Outdoor Amphitheater)

The Sunset Amphitheater Overview

The largest projects Venu has planned are the development of its open-air amphitheaters, including The Sunset Amphitheater in Colorado Springs, Colorado, which is now called “Ford Amphitheater” pursuant to the sale of the venue’s naming rights, and planned amphitheaters in Broken Arrow, Oklahoma and the McKinney and El Paso markets of Texas. The developments of those locations have been approved by the respective city governments. Venu finalized the construction of its Colorado amphitheater, Ford Amphitheater, in August 2024. During the six-month peak season each year, Venu expects each amphitheater to host up to 35-40 concerts and events.

Venu is pursuing the development of an amphitheater in the greater Oklahoma City, Oklahoma area. Venu previously expected to close on property in Oklahoma City and to begin construction of a 12,500-person amphitheater in spring 2024, but the project was ultimately voted down by city council in April 2024 due to the property’s location, so Venu is pursuing new potential locations in the Oklahoma City market to construct the amphitheater.

With each planned iteration of The Sunset Amphitheater, Venu is attempting to pioneer the concept of music and entertainment investing. A feature of each amphitheater is its private firepit suite lifetime ownership rights that Venu offers certain investors. In addition to the luxury firepit suites, each amphitheater location will offer reserved seating, open seating on a landscaped grass berm, and premium hospitality offerings that will enable concertgoers to experience shows in a world-class environment. Venu’s goal for The Sunset Amphitheater is to serve as one of the most desirable venues in the world for artists to play and fans to experience live music.

Venu believes the naming rights for The Sunset Amphitheater venues will be the most valuable naming rights of any of its properties. Venu estimates that the naming rights for each of The Sunset Amphitheater venues will be acquired for between $1.0 million to $2.0 million per year, per venue, depending on the venue’s capacity and market, pursuant to contracts with five- to ten-year terms. As such, the tradename of each amphitheater location is expected to change to feature the naming-rights sponsor.

As it relates to Venu’s outdoor amphitheater projects, Venu does not expect to directly operate those venues, and to instead utilize a third-party operator to, among other things, book acts and events at those venues. In June 2023, Venu entered into an exclusive operating agreement with AEG Presents — Rocky Mountains, LLC (“AEG”) pursuant to which AEG will operate Ford Amphitheater.

The exclusive operating agreement with AEG grants AEG the exclusive right to operate and use Ford Amphitheater for events, subject to limited exceptions such as Venu having the right to use and reserve the venue for local events or performances by bands that are not nationally recognized or promoted. The agreement sets forth the parties’ various obligations with respect to the ownership and use of the venue. In addition, the agreement provides for a defined split of the venue’s profits and losses between Venu and AEG in a range between 45% to 55% between the two parties, but gives each party certain opt-out rights for events such that a party may not be responsible for any losses that may result from certain events held at the venue (but will also not be entitled to any profits that may result from such events). The agreement also imposes restrictions on AEG from operating venues that are comparable to Ford Amphitheater within a defined radius of the venue and imposes restrictions on Venu from owning, operating, or developing a competing venue within a defined radius. The agreement also provides that Venu is entitled to secure sponsorship rights for the venue, and sponsorship fees are included in the factors that determine the venue losses and profits that are split between the parties also in a range between 45% to 55% between the two parties.

Venu expects to partner with a third-party operator and to enter into third-party operating agreements for the operations of its Sunset Amphitheater locations planned for development in Texas and Oklahoma.

The Sunset Amphitheater — Colorado Springs, Colorado

In May 2023, Venu broke ground on its first outdoor amphitheater, The Sunset Amphitheater in Colorado Springs, Colorado, which is called Ford Amphitheater pursuant to a sale of the venue’s naming rights. Venu opened Ford Amphitheater in August 2024. Sunset Operations, LLC, a wholly owned subsidiary of Venu, is the operative entity that holds assets associated with Ford Amphitheater.

Ford Amphitheater is an open-air, 8,000-person amphitheater that offers concertgoers views of Pikes Peak, the Rocky Mountains, and the United States Air Force Academy. Venu hopes that Ford Amphitheater will draw certain comparisons to the Red Rocks Amphitheater in Morrison, Colorado, which is one of the most attended music venues in the country. Ford Amphitheater was designed by industry-renowned architects to be among the state-of-the-art open-air venues in the country. Ford Amphitheater features luxurious firepit suites and other design configurations original to Venu, advanced audio technology, and “white-glove” service for its premium suites.

Ford Amphitheater complements the first music hall venue Venu developed in Colorado, BBP CO, and the venues together are intended to fill an entertainment gap in the Pikes Peak region. Venu believes Ford Amphitheater is capable of hosting the nation’s largest touring acts, many of whom have not played Colorado Springs in the past due to a lack of suitable venues. Ford Amphitheater expects to host shows during the peak concert season from the beginning of May through the end of October. Ford Amphitheater is operated by AEG, a subsidiary of the Anschutz Entertainment Group, a major music and entertainment events presenter, pursuant to the operating agreement between Venu and AEG generally described above.

In addition to stadium-style seating and lawn seating, Ford Amphitheater delivers a premium hospitality experience with a total of 90 VIP firepit suites, each featuring a private fireplace that can accommodate up to eight guests for a luxurious concert experience unlike any other. Rights to a total of 90 firepit suites are privately owned and were sold to lifetime owners by Venu over a ten-month period before construction of Ford Amphitheater commenced. Each suite offers the licensee the option to purchase up to eight tickets per event hosted at Ford Amphitheater, but licensees are not obligated to purchase unused tickets, which can be privately sold or listed for sale on Venu’s ticketing-sales platform.

Alongside Ford Amphitheater, the campus will include Roth’s Seafood and Chophouse, a fine-dining restaurant, and Brohan’s, a top-shelf, rooftop bar, which are expected to open for restaurant and bar operations in fall 2025. Roth’s Seafood and Chophouse is expected to open in summer 2025 for exterior concert seating. In addition, Notes Hospitality Collection, which is expected to open in summer 2025, will have 40 VIP firepit suites, each featuring a private fireplace, along with 1,200 stadium style seats for shows at the Ford Amphitheater. In addition, these 40 firepit suites were offered to lease for a 99-year term in exchange for the licensee’s payment of a one-time lease execution fee of $200,000 due at the inception of the lease. This entity will also include two owner’s club suites with upstairs and downstairs viewing and seating configurations that are available for venue rentals year-round on non-Sunset CO show evenings. Together, the three venues are intended to deliver a premier dining and entertainment experience for music lovers, fine diners, and bourbon enthusiasts alike.

Ford Amphitheater also includes a premium parking lot. On April 1, 2024, Venu, through one of its wholly owned subsidiaries, Notes Live Real Estate, LLC, purchased approximately 5.5 acres adjacent to Ford Amphitheater property for $3,621,210. Together with a 1.1-acre parcel that the Company owns on the south side of Ford Amphitheater, Venu improved this tract into a parking lot and its used for premium parking and contains approximately 740 total parking spaces.

In May 2024, Sunset Operations, LLC (“Sunset Ops”), a wholly owned subsidiary of Venu, entered into a Naming and Sponsorship Rights Agreement with Mountain States FDAF (“FDAF”) for the naming, sponsorship, advertising, and promotional rights for Ford Amphitheater. The term of the agreement is through June 30, 2034, and provides that FDAF is obligated to pay an annual fee (subject to defined escalations during the term of the agreement) together with certain costs related to sign production for the venue. Under the agreement, the amphitheater will be named “Ford Amphitheater” for the duration of the agreement’s ten-year term (subject to potential changes in accordance with the agreement). In addition to providing FDAF with the naming rights for the amphitheater itself, the agreement also provides that FDAF will be the official name and title partner of Ford Amphitheater with exclusivity in the automotive category and that FDAF will be the exclusive automobile of Ford Amphitheater along with the Hospitality Collection property and Roth’s restaurant in development. FDAF was also granted a right of first offer to purchase the naming and sponsorship rights for each new market in which Venu builds a Sunset Amphitheater.

The operator of Ford Amphitheater, AEG, has also entered into various sponsorship agreements related to various product categories. On July 1, 2024, AEG entered into a Sponsorship Agreement with Anheuser-Busch, LLC (“AB”) that has a term through December 31, 2027, subject to AB’s right to extend the term by one year. For the duration of the agreement, AB will be the exclusive malt-beverage sponsor at Ford Amphitheater and will have the exclusive right in the malt-beverage category to use Ford Amphitheater’s trademarks for advertising, marketing, signage, and promotional purposes. AB also has the right under the agreement to refer to itself in all marketing materials as the “Official Beer Sponsor” and “Official RTD Sponsor” of Ford Amphitheater. In addition to securing those sponsorship rights, the agreement provides that AB will receive various ticket and hospitality benefits. In exchange for the sponsorship and event-related rights that AB will receive under the agreement, AB is obligated to pay AEG a set annual fee each year of the agreement.

Venu’s exclusive operating agreement with AEG provides for a defined split between Venu and AEG of Ford Amphitheater’s profits and losses (in a range between 45% to 55% between the two parties) but gives each party certain opt-out rights, pursuant to which a party may not be responsible for any losses that may result from certain events held at the venue (in which case such party would also not be entitled to any profits that may result from such events). The agreement also provides that Venu is entitled to secure sponsorship rights for the venue, and sponsorship fees are included in the factors that determine the venue losses and profits that are split between the parties (in a range between 45% to 55% between the two parties).

The Sunset at Mustang Creek — Oklahoma City, Oklahoma

In June 2023, Venu entered into a binding purchase and sale agreement to acquire 21 acres of land and to lease an additional 30 acres for parking in Oklahoma City, Oklahoma (the “OKC Property”), with the intent to build a 12,500-person amphitheater on the OKC Property named The Sunset at Mustang Creek (“The Sunset OKC”). Venu had contracted with a local private developer and was in the entitlement process. However, on April 9, 2024, final approval for the development of The Sunset OKC was brought before a vote by city council, which ultimately voted the project down. Venu’s contract with its private developer expired on April 26, 2024, and pursuant to its terms, Venu’s good-faith deposit was returned. Venu is aggressively pursuing potential new locations in the Oklahoma City market to construct The Sunset OKC and is in the process of completing due diligence for a number of potential locations. Venu is currently in negotiations with an adjacent municipality and expects to have a site contracted for The Sunset OKC’s development in early to mid-2025.

Pursuant to efforts to establish a Sunset Amphitheater in the Oklahoma City market, Venu entered into formal negotiations with the City of Yukon, which sits just outside of Oklahoma City proper. On March 4, 2025, the City of Yukon’s city council unanimously approved giving the city manager authority to negotiate an economic development agreement for a 12,500 person amphitheater to be located between I-40 and Route 66, just west of Frisco Road. It is anticipated that a binding Letter of Intent reflecting the intent of both parties will be considered by the city council in April 2025.

The Sunset at Broken Arrow — Broken Arrow, Oklahoma

In October 2023, Sunset at Broken Arrow LLC (“Sunset BA”), a subsidiary that Venu currently owns a majority equity interest in but anticipates owning a minority equity interest in, and that Venu currently exercises and will continue to exercise total voting control over, entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma (“Broken Arrow”), which is a suburb of Tulsa and the largest city in Tulsa County, and the Broken Arrow Economic Development Authority (the “Broken Arrow EDA”). Pursuant to the Economic Development Agreement, Sunset BA and the City of Broken Arrow are forming a public-private partnership and intend to open a 12,500-capacity amphitheater that will be named The Sunset at Broken Arrow (“The Sunset BA”). Sunset BA will hold the fixed assets of The Sunset BA. Venu also expects to form an operating entity, Sunset Operations at Broken Arrow LLC, which will partner with a third-party operator to manage The Sunset BA’s operations.

The Sunset BA is being constructed on a 17-acre property adjacent to the 165-acre Broken Arrow Events Park (“Events Park”), which frequently hosts community-wide Broken Arrow events and is a community focal point. To induce Venu’s development of The Sunset BA, Broken Arrow committed approximately 30 acres of land from Events Park to be used for parking and infrastructure needs along with $17.81 million in capital improvements to the infrastructure at Events Park, which will include the development of a 360-spot parking lot, the widening of roads entering and leaving the park area, and the improvement of stormwater and water lines. Venu has committed $95 million of private investments to the construction of The Sunset BA, which it expects to finance primarily from proceeds of sales of equity securities by Venu or Sunset BA and anticipates opening The Sunset BA in late 2025 or early 2026. Pursuant to the Economic Development Agreement, Sunset BA must complete the amphitheater’s construction by December 31, 2025, subject to certain conditions and exceptions. If the amphitheater is not fully constructed by December 31, 2025, Sunset BA must pay Broken Arrow $10,000 per month for each month in which construction of the amphitheater remains incomplete.

Starting 360 days after construction is complete, The Sunset BA must host a minimum of 45 scheduled events each calendar year, although Venu will aim to host closer to 60 events per year at The Sunset BA. Concertgoers can purchase reserved seats in the upper- and lower-bowl seating areas or enjoy general admission in the upper bowl. The Sunset BA facility will have two unique features, including a roof and radiant heating capacity that will provide for year-round use. Additionally, The Sunset BA will have a total of 202 lifetime-ownership VIP firepit suites, accommodating groups of four, eight, or ten guests in each suite, plus four ultra suites. The Sunset BA will feature similar amenities and suite offerings as The Sunset OKC.

On January 22, 2024, Venu and Live Nation entered into an Exclusive Operating Agreement, pursuant to which Live Nation intended to serve as the exclusive operator of The Sunset BA. Although the parties pursued their working partnership, in August 2024, Venu and Live Nation terminated the Exclusive Operating Agreement due to Venu determining that it is unable to construct the number of parking spaces originally contemplated by the Exclusive Operating Agreement. Venu is actively pursuing other third-party operators for The Sunset BA.

The Sunset Amphitheater — McKinney, Texas

In addition to its projects in the Colorado and Georgia markets, Venu is actively breaking into the Texas market with plans to bring The Sunset Amphitheater to McKinney, Texas (“The Sunset McKinney”). Venu partnered with retired Dallas Cowboys’ player Chad Hennings to help facilitate its Texas expansion efforts. In April 2024, Venu entered into a Chapter 380, Grant, and Development Agreement with the City of McKinney (“McKinney”) through a joint effort by McKinney, the McKinney Economic Development Corporation (the “MEDC”), and the McKinney Community Development Corporation (“MCDC”). The parties entered into a First Amendment to the Chapter 380, Grant, and Development Agreement in October 2024 and a Second Amendment to such agreement in December 2024. Sunset at McKinney LLC, a majority-owned subsidiary of Venu that Venu exercises total voting control over, will hold the fixed assets of The Sunset McKinney.

Pursuant to Venu’s public-private partnership with McKinney, Venu will develop The Sunset McKinney on a 46-acre tract of land that is owned by the MEDC. Venu closed on its purchase and acquisition of the McKinney tract on January 14, 2025. Given that one of the MCDC’s strategic initiatives is to support the development of destination-entertainment facilities in McKinney, the MCDC has announced that it expects to make a financial investment in The Sunset McKinney’s development.

Venu anticipates that construction of The Sunset McKinney will begin in May 2025, with the amphitheater expected to be concert-ready in mid-2026. Sunset Operations at McKinney LLC, a wholly owned subsidiary of Venu, will be the operative entity for The Sunset McKinney that Venu expects will enter into an operating agreement with a third-party operator to run The Sunset McKinney’s operations. With a seating capacity of 20,000, The Sunset McKinney will be Venu’s largest venue to date. The Sunset McKinney is expected to feature 295 VIP luxury firepit suites that will be sold to lifetime owners, an Owner’s Club Suite that will accommodate 700 members, fully-covered seating areas, traditional reserved seating along with open-seating options on a landscaped grass area that will have temperature-cooling turf, a selection of gourmet food and drinks, state-of-the-art audio and technology enhancements, and a parking garage with 5,100 parking spaces designed to make entering and exiting the venue as efficient as possible. Venu expects to host between 50 to 70 shows, a combination of indoor and outdoor shows, per year at The Sunset McKinney.

Venu’s management believes McKinney will be a promising market for expanding its open-air amphitheater concept. The Sunset McKinney is expected to attract crowds from the Dallas and Fort Worth (“DFW”) areas of Texas, and to potentially rival the Toyota Music Factory that currently serves the DFW metroplex, a market that Venu considers to be a high priority for adding entertainment value. McKinney’s existing arts and recreation scene was one of the key factors that motivated Venu’s decision to develop an amphitheater in the city. In 2020, McKinney was designated as a Texas Music Friendly Community by the Texas Music Office within the Office of the Governor, certifying McKinney as part of a distinguished network of Texas cities that foster music-industry development and aim to attract and develop music-industry growth.

For the City of McKinney, partnering with Venu to develop The Sunset McKinney will represent a potential investment in the community in excess of $220 million, which the city expects will drive local economic growth, catalyze commercial development, and enhance McKinney’s brand on a national level, while allowing Venu to expand its operations to another state and to capitalize on McKinney’s promising entertainment market.

The Sunset Amphitheater — El Paso, Texas

Venu further expanded its Texas market presence by forming a public-private partnership with the City of El Paso, Texas (“El Paso”) to bring The Sunset Amphitheater to El Paso (“The Sunset El Paso”). Sunset at El Paso, LLC, a subsidiary that Venu currently owns in its entirety, but ultimately anticipates owning a minority equity interest in (but, in each case Venu would continue to exercise total voting control over the entity), will hold the fixed assets of The Sunset El Paso.

In April 2024, Venu and El Paso entered into a term sheet to define the material terms of the parties’ intended public-private partnership and entry into a Chapter 380 Economic Development Program Agreement (the “Chapter 380 Agreement”), a Purchase and Sale Agreement, and related transaction documents (collectively, the “Definitive El Paso Agreements”). The El Paso City Council approved the term sheet on April 23, 2024. The parties finalized and executed a Purchase and Sale Agreement on June 24, 2024, and the Chapter 380 Agreement on July 2, 2024. The Purchase and Sale Agreement was amended on August 29, 2024, October 28, 2024, January 27, 2025, and March 3, 2025, and in each case to extend the inspection period. Venu expects to close on its purchase and acquisition of the El Paso property on or before April 30, 2025.

Pursuant to the terms of the Definitive El Paso Agreements, Venu will construct and manage The Sunset El Paso as a 12,500-person amphitheater on approximately 17 acres of land that El Paso will convey to Venu. Sunset Operations at El Paso LLC, a wholly owned subsidiary of Venu, will be the operative entity for The Sunset El Paso that Venu expects will enter into an operating agreement with a third-party operator to manage The Sunset El Paso’s operations.

In addition to the land conveyance, El Paso will incentivize Venu’s development of The Sunset El Paso by: (i) contributing cash towards Venu’s development costs by issuing an eight-year, no-interest, forgivable loan to Venu (the “El Paso Loan”) in the principal amount of $8,000,000 that will be funded by the Texas Economic Development Fund; (ii) waiving all of the development, building permit, and inspection fees required to develop The Sunset El Paso; (iii) providing Venu with annual rebates on real and business personal property, sales and use, and mixed beverage taxes over up to a 20-year rebate period; and (iv) guaranteeing and/or funding parking facilities that will include a minimum of 3,600 spaces. In total, El Paso is offering Venu an approximately $30.9 million performance-based incentives package over the term of the Chapter 380 Agreement, demonstrating El Paso’s confidence that Venu’s construction of The Sunset El Paso will stimulate both regional and international tourism, generate commercial activity, diversify and expand the local tax base, create quality job opportunities, and promote local economic development in the city. If Venu completes construction of The Sunset El Paso within 36 months from the date Venu receives all government authorizations required to develop and construct the amphitheater (such process, “Entitlement”) and hosts a minimum of 25 events per year at The Sunset El Paso in years 3-5 of the rebate period, the El Paso Loan will be forgiven. Recognizing the parties’ mutual intent to support The Sunset El Paso’s successful construction and operation, El Paso agreed that it would not develop a competing live-entertainment venue with a capacity of more than 4,000 persons within 60 miles of The Sunset El Paso; subject to El Paso’s unrestricted right to pursue voter-approved projects, projects affirmed by judicial decree, or regional projects that will not diminish The Sunset El Paso’s intent and operation. Furthermore, as allowable by law, El Paso agreed to give Venu a first right of refusal to develop and/or operate any voter-approved project as of the effective date of the Chapter 380 Agreement.

As part of its public-private partnership with El Paso and in exchange for incentives package that El Paso is offering under the Chapter 380 Agreement, Venu must, among other obligations: (i) invest at least $80 million in the acquisition, development, carrying costs, construction, and business personal property costs associated with developing The Sunset El Paso (such amount for such purposes, the “Minimum Investment”); (ii) commence construction of The Sunset El Paso within 90 days following Entitlement; (iii) obtain a Temporary Certificate of Occupancy no later than 36 months after Entitlement; (iv) secure a third-party venue operator to operate The Sunset El Paso for a 10-year term with two, five-year extensions prior to obtaining a Certificate of Occupancy; and (v) host a minimum of 40 national-touring events per year. Venu is also subject to various development and certification deadlines, including completing and providing El Paso with a final Traffic Impact Analysis and Parking Study by August 15, 2024, submitting documentation to El Paso to verify that it has expended the Minimum Investment and received the Temporary Certificate of Occupancy for the development of The Sunset El Paso within 36 months after Entitlement, and submitting documentation to verify that it has obtained the Certificate of Occupancy within 42 months after Entitlement or within six months after receiving the Temporary Certificate of Occupancy. El Paso’s Director of Economic and International Development may extend Venu’s development deadlines by up to six months, provided that Venu has made a good-faith effort to fulfill its obligations under the Definitive El Paso Agreements. If Venu defaults under the terms of the Chapter 380 Agreement and fails to timely and diligently cure such default, Venu must repay any rebates it received from El Paso during the five-year period prior to its default pursuant to a recapture schedule to be set forth in the Chapter 380 Agreement.

Much like The Sunset McKinney, The Sunset El Paso will feature luxury firepit suites while offering a variety of seating options with both mid- and lower-bowl sections and general admission seating in the upper bowl. The amphitheater will have a roof and radiant heating capacity, which will provide full-year programming of the amphitheater. The Sunset El Paso is expected to also feature a custom-built Owner’s Club where members will enjoy an exclusive, elevated view of the stage and premium dining and beverage options. The Sunset El Paso is expected to attract crowds not only from El Paso, Texas but also from Las Cruces, New Mexico and even across the border in Mexico from Ciudad Juarez, the largest city in the Mexican state of Chihuahua. Venu intends for The Sunset El Paso to mirror the multicultural tastes of its US and Latin audiences by showing acts from both markets.

On July 2, 2024, the El Paso City Council formally approved a resolution authorizing the El Paso City Manager to execute the Chapter 380 Agreement with Venu and two ordinances providing for El Paso’s conveyance of city-owned land to Venu in accordance with applicable Texas statutory code provisions and for El Paso’s amendment of a tax-increment reinvestment project and financing plan for the area where The Sunset El Paso will be developed to reflect the development assumptions set forth in the Chapter 380 Agreement. Pursuant to an amendment to the Purchase and Sale Agreement between Venu and the City of El Paso dated October 28, 2024, the parties extended the inspection period during which Venu was permitted to inspect the property to be acquired from the City of El Paso.

Restaurant Concepts — Bourbon Brothers Smokehouse & Tavern

BBST Overview

Bourbon Brothers Smokehouse & Tavern is Venu’s flagship, full-service restaurant concept. BBST serves American classics and Southern staples out of a scratch kitchen, accompanied by a selection of rare bourbons, ryes, and whiskies as well as local craft beers.

BBST — Colorado Springs, Colorado

Venu opened its first BBST location in April 2017 (“BBST CO”) in Colorado Springs, Colorado, adjacent to the land where Venu later opened its BBP CO music hall in 2019. The BBST CO location can serve up to 300 customers at a time across its two bars, primary dining areas, sunroom, and a private dining area known as the “Library.” The concept was conceived as a farm-house theme with an eclectic blend of dining areas that is intended to offer a unique foodie experience in an unparalleled setting. The Bourbon Bar is an attached, yet secluded, bar area, built to replicate a bourbon warehouse from the days of prohibition, complete with a full-size bar that is constructed from floorboards sourced from aging railroad cars. BBST CO’s close proximity to BBP CO allows for cross-selling between the businesses, as BBST CO serves as the exclusive caterer for all BBP CO events. In both venues, Venu strives to deliver high-quality, consistent food with exceptional service, which it believes is the key to restaurant success.

BBST — Gainesville, Georgia

In conjunction with Venu’s opening of BBP GA in June 2023, Venu opened its second BBST location in Gainesville, Georgia (“BBST GA”). Like its Colorado Springs counterpart, BBST GA serves American classics, Southern staples, local craft beers, and a selection of rare bourbons, ryes, and whiskies. Unlike BBST CO, the ambiance of the BBST GA restaurant replicates that of a 1930s-era, red brick industrial building, with seating spaced around an indoor square bar that integrates a 6,800-square-foot outdoor patio with four fireplaces. The restaurant accommodates up to 300 customers in its first-floor bar, primary dining areas, second-floor bourbon bar, and 1,500-square-foot walk-out rooftop bar and lounge. The distinctive dining configurations at BBST GA are meant to capture the ambience and aesthetic of the Gainesville Square.

One advantage of the Gainesville location is that the BBST GA restaurant and BBP GA music venue were built simultaneously and are connected via a shared kitchen, which streamlines BBST GA’s ability to operate food and beverage service at BBP GA. The 4,400-square-foot kitchen serves the site’s more than 7,800-square-foot dining room and rooftop bar as well as the food and beverage needs for the 18,000-square-foot BBP GA music hall.

Restaurant Concepts — Notes Eatery

“Notes Eatery,” formerly known as “Notes” bar, is Venu’s newest live music and restaurant concept. Notes Eatery serves a jazz brunch in a vibrant and eclectic environment, while also hosting private events for breakfast, lunch, and dinner. Notes Eatery originally opened in September 2022 as “Notes” bar in the same Colorado Springs campus where BBP CO and BBST CO operate. Notes Eatery features a full stage that is capable of hosting a four- to five-person band. Since opening, the Notes Eatery stage has been booked with performances such as open mic nights, karaoke, dance bands, and even a unique live jazz band that performs at Notes Eatery’s weekend brunch. In 2024, Notes Eatery hosted 201 events.

Restaurant Concepts — Roth’s Seafood & Chophouse and Notes Hospitality Collection

In fall 2025, Venu expects to open Roth’s Seafood & Chophouse (“Roth’s”), an upscale, five-star restaurant that specializes in fine dining, in a mixed-use development that is being constructed adjacent to Ford Amphitheater. Venu expects to open Roth’s for purposes of exterior concert seating in summer 2025. Roth’s and Ford Amphitheater will both sit on the 4.97-acre tract in Colorado Springs that Venu purchased in March 2023. Roth’s is intended to be a luxurious restaurant space and was designed to offer views of not only the Rocky Mountains but also the Ford Amphitheater concert stage, immersing guests in what Venu believes will be an unparalleled dining and concert experience.

Colorado Springs boasts a significant percentage of high-income households and a steady growing population. Despite being home to many multinational corporations and much of the defense contractor industry, customers seeking an elevated dining experience believe the city is sorely lacking in this pinnacle of the restaurant spectrum. Venu believes Roth’s can help fill that gap.

The prominence and features of Ford Amphitheater made that area a desirable and viable location for Roth’s, which is intended to cater to the more affluent populations in El Paso and Douglas Counties. Venu also believes Roth’s will be well suited for concertgoers looking for a premium dining experience to accompany their premium tickets. Roth’s will anchor the first floor of the mixed-use development being constructed at the eastern perimeter of Ford Amphitheater. On the top floor, Venu is opening a top-shelf bar and lounge named Brohan’s, which Venu expects to open in fall 2025.

Notes Hospitality Collection (“NHC”), which is expected to open in summer 2025, will feature two, approximately 1,500-square-foot configurable hospitality spaces framing either side of Roth’s on the first floor of the mixed-use development and two, approximately 2,500-square-foot suites framing either side of the Brohan’s rooftop bar. Venu envisions NHC being used to host corporate events, weddings, trade shows, conventions, galas, expos, and other large gatherings. Venu believes NHC will be a premier venue rental location in Colorado Springs.

Bar Concept — Brohan’s

Venu is opening Brohan’s, a cocktail bar and lounge on the top floor of the mixed-use development where Roth’s and NHC are being constructed. Brohan’s is named in honor of Venu’s longtime business development executive, Gary Tedder, whose nickname is Brohan. The bar will have premium views into Ford Amphitheater, which can be monetized during marquee shows. Brohan’s will feature top-shelf liquors and fine wines from around the world served by a host of bartenders and sommeliers that will be employed by Venu. Venu foresees Brohan’s being a popular gathering spot for happy hour or evening cocktails in an elevated environment for personal or business use, complemented by exceptional service in a comfortable yet classy lounge space that will be enhanced by dramatic amphitheater lighting features and striking panoramas. Venu also envisions Brohan’s as being a go-to spot for concertgoers looking to elevate their experience with the premium libations and views that Brohan’s will offer. Along with Roth’s and NHC, Venu intends to open Brohan’s in fall 2025.

Venu’s Subsidiaries and Properties

Subsidiaries

Venu conducts its operations and holds its assets through many wholly- and majority-owned (and controlled) subsidiaries. Certain of Venu’s subsidiaries have raised capital from third-party investors as a means to fund the specific projects and operations of those subsidiaries and received capital contributions from third-party investors, such as The Sunset Amphitheater LLC, and as a result, these subsidiaries are not wholly owned. In some instances, Venu owns a minority membership interest in a subsidiary but, under the terms of the governing documents for the applicable limited liability company, exercises 100% voting control because the membership interests issued to third-party investors represent non-voting interests, and otherwise retains economic rights in the revenue streams of a given project that may exceed its ownership percentage. For example, third-party investors have contributed capital to Sunset at Broken Arrow LLC and The Sunset Amphitheater LLC, with those capital contributions being used to help fund the development of the amphitheater projects owned and developed or to be developed by those specific limited liability companies. In each case, the operating agreement provides that any distributions of available cash that is attributable to a defined portion of revenues generated by ticket sales for an event held at the specific venue project are distributed to the Class B non-voting members (members other than Venu and its subsidiaries), and then the excess is distributed to the Class A voting member (Venu or a wholly-owned subsidiary of Venu). However, upon any liquidation, after the payment of creditors and the establishment of any reserves, distributions are made to the members in satisfaction of their respective capital accounts. For tax allocation purposes, the depreciation of company assets, in certain cases, are allocated to the Class B non-voting members. Membership interests in these limited liability companies afford the investors certain rights to use suites at the venue owned by the applicable limited liability company. Venu has used this model to help fund and develop certain of its amphitheater projects such as those of The Sunset Amphitheater LLC and Sunset at Broken Arrow LLC. In the case of GA HIA LLC and Sunset Hospitality Collection LLC, third-party investors hold non-voting membership interests under the terms of operating agreement of these subsidiaries and also are afforded certain in-kind benefits intended primarily for their personal use, such as complimentary tickets to live events.

The following table summarizes Venu’s current and projected ownership and voting interests in its subsidiaries as of March 15, 2025, which Venu either owns directly or indirectly through one of its other subsidiaries. For subsidiaries that are not wholly owned by Venu or that Venu anticipates later not wholly owning, the table indicates which entity owns, or would be expected to own, the remaining interest. In addition, for those subsidiaries in which certain of the non-voting members’ economic rights under the applicable operating agreement differ from their percentage interest in the limited liability as a whole, the economic rights of the non-voting members are outlined in the notes to the table.

Subsidiary	Venu or Subsidiary Owner	Current or Projected Company Ownership Percentage Interest	Owner of Remaining Interests
Bourbon Brothers Holdings LLC (“BBH”)	Venu Holding Corporation	100%	Not applicable.
Notes Live Real Estate, LLC (“NLRE”)	Venu Holding Corporation	100%	Not applicable.
Hospitality Income & Asset, LLC	Venu Holding Corporation	99% (100% voting control)	Third-Party Investors
Notes Holding Company LLC (“NHC”)	Venu Holding Corporation	100%	Not applicable.
Bourbon Brothers Licensing LLC	Venu Holding Corporation	100%	Not applicable.
13141 BP, LLC	Venu Holding Corporation	100%	Not applicable.
The Sunset Amphitheater LLC	Venu Holding Corporation	10% (100% voting control)	Third-Party Investors(1)
GA HIA, LLC	Venu Holding Corporation	16% (100% voting control)	Third-Party Investors(1), (4)
Polaris Pointe Parking LLC	Venu Holding Corporation	100%	Not applicable.
Venu VIP Rides LLC	Venu Holding Corporation	50% (100% voting control)	Third-Party Investors
Roth’s Seafood & Chophouse LLC	BBH	100%	Not applicable.
Notes Hospitality Collection LLC	BBH	100%	Not applicable.
Sunset Hospitality Collection LLC	NLRE	46% (as of March 15, 2025) 40% (projected ownership) (100% voting control)	Third-Party Investors(1), (4)
Sunset at Mustang Creek LLC	NLRE	89% (as of March 15, 2025) 30% (projected ownership) (100% voting control)	Third-Party Investors(1)
Sunset at Broken Arrow LLC	NLRE	73% (as of March 15, 2025) 35% (projected ownership) (100% voting control)	Third-Party Investors(1)
Sunset Ground at Broken Arrow, LLC	Venu Holding Corporation	100% (as of March 15, 2025) 30% (projected ownership)(2) (100% voting control)	Third-Party Investors

Subsidiary	Venu or Subsidiary Owner	Current or Projected Company Ownership Percentage Interest	Owner of Remaining Interests
Sunset at El Paso, LLC	NLRE	100% (as of March 15, 2025) 35% (projected ownership)(2) (100% voting control)	Third-Party Investors
Sunset Ground at El Paso LLC	NLRE	100% (as of March 15, 2025) 30% (projected ownership)(2) (100% voting control)	Third-Party Investors
Sunset Operations at El Paso LLC	NLRE	100%	Not applicable
Sunset at McKinney LLC	NLRE	73% (as of March 15, 2025) 60% (projected ownership)(3) (100% voting control)	Third-Party Investors(1)
Sunset Ground at McKinney LLC	NLRE	100% (as of March 15, 2025) 60% (projected ownership)(3) (100% voting control)	Third-Party Investors
Sunset Operations at McKinney LLC	NLRE	100%	Not applicable
Notes CS I, DST	Notes CS I Holdings, LLC	99% (as of March 15, 2025)(5) (projected ownership is not yet determined)(5) (100% voting control)	Third-Party Investors(5)
13141 Notes LLC d/b/a Notes	NHC	100%	Not applicable.
Sunset Operations LLC	BBH	100%	Not applicable.
Bourbon Brothers Presents, LLC d/b/a Phil Long Music Hall at Bourbon Brothers	BBH	89%	Third-Party Investors
Bourbon Brothers Smokehouse and Tavern CS, LLC	BBH	100%	Not applicable.
Bourbon Brothers Smokehouse and Tavern GA LLC	BBH	100%	Not applicable.
Bourbon Brothers Presents GA LLC	BBH	100%	Not applicable.

Notes CS I Holdings, LLC	Venu Holding Corporation	100%	Not applicable.
Notes CS I ST, LLC	Venu Holding Corporation	100%	Not applicable.

(1)	Venu or NLRE, as applicable, has sold or intends to sell non-voting membership interests to third-party investors in this limited liability company. However, the governing documents for these subsidiaries provide that third-party investors who hold non-voting membership units are, in the case of distributions resulting from operations of the venue or restaurant owned by the limited company entitled to a defined portion of distributions of available cash that are attributable to certain revenue streams of the entities, such as ticket sales, or otherwise a targeted return. All other portions of distributions of available cash from facility operations, income and profits are distributed to Venu (or a wholly owned subsidiary of Venu) as the Class A member. Where the economic waterfall for the holders of non-voting membership units of a subsidiary is other than in accordance with the members’ percentage interest in the subsidiary as a whole, those economic rights, as of the date of this Annual Report, are described below:

●	The Sunset Amphitheater LLC: In the event The Sunset Amphitheater LLC at any time makes a distribution of available cash to its members from operations, it will first distribute to the Class B members as a class an aggregate amount equal to the “rental profit” attributed to the venue. Class B members share in this amount on a pro rata basis determined solely with respect to the total number of Class B units outstanding. Class B members are only entitled to their pro rata share of any “rental profit,” and are not entitled to any other distributions of available cash from operations or any other income or profits of The Sunset Amphitheater LLC, which are distributable solely to the single Class A member (Venu). “Rental profits” are calculated on a per ticketed show basis, and the amount of “rental profits” distributable to the Class B members for each show is calculated by multiplying $5.00 by the number of tickets sold for the ticketed event at the venue owned by The Sunset Amphitheater LLC (excluding any other venue revenues or profits of any kind).

●	GA HIA, LLC: All distributions of net profits and available cash (other than Priority Proceeds, as defined below) to its members will be made to the Class A members, Class B members and Class C members on a pro rata basis. All amounts of cash received by GA HIA, LLC pursuant to the primary naming rights for the music venue operated on GA HIA, LLC’s property and tax rebates from or through the City of Gainesville, GA (collectively, “Priority Proceeds”) are distributable solely to the Class B members and Class C members on a pro rata basis. Notwithstanding the foregoing, the Class C members are capped at an 9% annual return on their capital contribution, after which they no longer participate in distributions for such year.

●	Sunset at Mustang Creek LLC: In the event Sunset at Mustang Creek LLC at any time makes a distribution of available cash to its members from operations, it will first distribute to the Class B members as a class an aggregate amount equal to the “rental profit” attributed to the venue. Class B members share in this amount on a pro rata basis determined solely with respect to the total number of Class B units outstanding. Class B members are only entitled to their pro rata share of any “rental profit,” and are not entitled to any other distributions of available cash from operations or any other income or profits of Sunset at Mustang Creek LLC, which are distributable solely to the single Class A member (a wholly owned subsidiary of Venu). “Rental profits” are calculated on a per ticketed show basis, and the amount of “rental profits” distributable to the Class B members for each show is calculated by multiplying $7.00 by the number of tickets sold for the ticketed event at the venue owned by Sunset at Mustang Creek LLC (excluding any other venue revenues or venue profits of any kind).

●	Sunset at Broken Arrow LLC: In the event Sunset at Broken Arrow LLC at any time makes a distribution of available cash to its members from operations, it will first distribute to the Class B members as a class an aggregate amount equal to the “rental profit” attributed to the venue. Class B members share in this amount on a pro rata basis determined solely with respect to the total number of Class B units outstanding. Class B members are only entitled to their pro rata share of any “rental profit,” and are not entitled to any other distributions of available cash from operations or any other income or profits of Sunset at Broken Arrow LLC, which are distributable solely to the single Class A member (a wholly owned subsidiary of Venu). “Rental profits” are calculated on a per ticketed show basis, and the amount of “rental profits” distributable to the Class B members for each show is calculated by multiplying $7.00 by the number of tickets sold for the ticketed event at the venue owned by Sunset at Broken Arrow LLC (excluding any other venue revenues or venue profits of any kind).

●	Sunset at McKinney LLC: In the event Sunset at McKinney LLC at any time makes a distribution of available cash to its members generated through ticketed events at the venue, the company will distributes to the Class B members, as a class and on a pro rata basis, an aggregate amount intended to cause the Class B members to realize an annual return equal to 3% of the amount of their respective capital contributions. All other distributions from venue operations, income or profits of any kind are distributed solely to the single Class A member (a wholly owned subsidiary of Venu).

●	Sunset Hospitality Collection LLC: In the event Sunset Hospitality Collection LLC at any time makes a distribution of available cash to its members attributable to lease payments made by the tenant of the property owned by Sunset Hospitality Collection LLC, it will distribute to the Class B members an amount intended to cause the Class B members to realize an annual return equal to 8% of the amount of the total capital contributions of the Class B members and to the Class C members an amount intended to cause the Class C members to realize an annual return equal to 4% of the amount of the aggregate capital contributions of Class C members. All other distributions of cash from venue operations, income or profits of any kind are distributed to the single Class A member (NLRE).

(2)	Venu or NLRE, as applicable, intends to sell up to 70% of the membership interests in this limited liability company to third-parties while retaining a 30% membership interest. Any interests sold to third-parties will be non-voting membership units, and therefore, NLRE would maintain 100% voting control. As it relates to Sunset Ground at Broken Arrow, LLC, Sunset at El Paso, LLC, Sunset Ground at El Paso LLC economic terms and rights to be afforded to third-party (non-voting) members have not yet been determined.

(3)	NLRE intends to sell up to 40% of the membership interests in this limited liability company to third-parties while retaining a 60% membership interest. Any interests sold to third-party investors will be non-voting membership units, and therefore, NLRE would maintain 100% voting control. Economic terms and rights to be afforded to third-party (non-voting) members in Sunset Ground at McKinney LLC have not yet been determined.

(4)	GIA HIA LLC, in addition to the voting Class A membership units held solely by Venu, has issued non-voting Class B membership units and non-voting Class C membership units to third parties. Sunset Hospitality Collection LLC, in addition to voting Class A membership units held solely by a wholly owned subsidiary of Venu, has issued non-voting Class B membership units and non-voting Class C membership units to third parties.

(5)	As of the date of this Annual Report, the Company also holds its interest in one of its real property assets through a Delaware Statutory Trust. On August 22, 2024, NLRE conveyed the 9.41 acres of real property upon which the Ford Amphitheater is located to Notes CS I Holdings, LLC, a wholly owned subsidiary of Venu (“Holdings LLC”), and Holdings LLC conveyed that property to Notes CS I, DST, a Delaware Statutory Trust (the “Trust”) in exchange for a 100% of the beneficial interests in the Trust. The signatory trustee for the Trust is Notes CS I ST, LLC, a wholly owned subsidiary of Venu. Beneficial owners have no voting rights with respect to the affairs of the Trust and do not have legal title to any portion of the property held by the Trust. Instead, the signatory trustee has the sole power and authority to manage the activities and affairs of the Trust, including the power and authority to sell the property, and the Trust holds legal title to the property. Under the documents governing the Trust, beneficial interest holders are entitled to distributions on a pro rata basis of the base rent payments made to the Trust from the ground tenant. Holdings LLC is one of two beneficial interest holders of the Trust and holds an approximate 99% interest. The Trust expects to from time to time sell additional beneficial interests to third parties but in no event is it expected that Holdings LLC would cease to hold a beneficial interest in the Trust.

As it relates to the larger Ford Amphitheater project in which certain Company subsidiaries have a direct or indirect interest, the rights of stakeholders are summarized below and described elsewhere in this Annual Report.

●	Operating Agreement: With respect to venue profits and venue losses generated at the Ford Amphitheater, those profits and losses are payable and allocated to AEG and Venu in accordance with the terms of the exclusive operating agreement between Venu and AEG described elsewhere in this Annual Report. After its entry by the parties, this agreement was assigned by Venu to Venu’s wholly owned subsidiary Sunset Operations, LLC (as defined above, “SunsetOps”). SunsetOps is the Venu subsidiary that oversees the operations of Ford Amphitheater. Amounts due to SunsetOps under the exclusive operating agreement with AEG are based on a base fee derived from a portion of the tickets sold at public events held at the venue, and a percentage of venue profits (with such profit split between the two parties being in a range between 45% to 55%). Venue profits that are split and allocated between the parties take into account various revenues streams generated through venue events, including ticket sales, ticket rebates, VIP services, net food and beverage sales, net revenue commissions from artist merchandise sales, parking, and venue sponsorship fees (such as naming rights), but subject to certain limitations set forth in the agreement, and any profits that are divided between the parties are net of various venue operating expenses incurred by the AEG and certain insurance and property expenses incurred by the owner of the venue.

Amounts due to SunsetOps from event and venue operations under the exclusive operating agreement with AEG are the primary source of funds utilized to pay lease payments due under the operations leases, and as further described below, “Event Fees” and the base rent due under the ground lease described below for the property on which Ford Amphitheater was developed, and with any excess retained by SunsetOps.

●	Ground Leases: The real property upon which the amphitheater was developed is owned by the Trust, and The Sunset Amphitheater LLC own all of the improvements (i.e., the amphitheater) on that property. The Trust leases that property to Notes CS I MT, LLC, a wholly owned subsidiary of Venu (and the “master tenant” for the property) pursuant to a “master lease”, which in turn leases the property to Sunset Amphitheater LLC under a ground lease having substantially the same economic terms to that of the master lease. Sunset Amphitheater, LLC is the guarantor of the ground lease. Pursuant to that ground lease, Notes CS I MT, LLC pays master tenant annual base rent of $3,222,000 (subject to escalation), which is paid monthly, and base rent is then remitted to the Trust and distributed pro rata to the holders of its beneficial interests.

●	Operations Leases: In connection with the operations of the Ford Amphitheater located at the property, Sunset Amphitheater LLC entered into an operations lease (which was amended on September 24, 2024) with Notes Live Foundation (a non-profit organization and operating under the trade name Venu Arts & Culture Foundation), a foundation formed, in part, to accommodate certain “public use” requirements of certain municipalities or quasi municipality entities and of which Venu is the sole member (the “Foundation”), and in turn, the Foundation has entered into an operations sublease agreement with SunsetOps, as such operations sublease was amended on September 24, 2024. During the term of that operations sublease, SunsetOps pays to the Foundation (a) annual base rent of $3,222,000.00 (subject to annual 2% annual increases), plus (b) a per-ticket amount to be determined by SunsetOps, multiplied by the total number of tickets sold for entry into “public events” at Ford Amphitheater, not to exceed $50,000 in total unless agreed to in writing by SunsetOps to be paid annually (the “Charitable Trust Contribution”), plus (c) $5.00 multiplied by the total number of tickets sold for entry into “public events” at Ford Amphitheater (“Event Fees”). In turn, under the operations lease, the Foundation remits all payments under the operations sublease to The Sunset Amphitheater LLC, except for the Charitable Trust Contribution (if any). Event Fees that get remitted to Sunset Amphitheater LLC ultimately are the source of the “rental profit” described above that is distributed by The Sunset Amphitheater LLC to its Class B members and the remainder of the payments received by The Sunset Amphitheater LLC under these operation leases and subleases are used to pay the base rent payments due to the master tenant and the Trust.

Bourbon Brothers Holdings LLC (“BBH”) is a holding company designed to own and manage each of Venu’s operating entities. In addition to the entities organized under BBH currently, Venu expects BBH will own 100% of future restaurant and event center operating companies for entertainment campuses that Venu may to develop around the country.

Venu’s current goal is that by 2028, it will have brought entertainment venues to a dozen markets where it will be operating up to ten entertainment campuses (including its campuses in Colorado Springs, Colorado and in Gainesville, Georgia) and three or more additional open-air amphitheaters. When developing a new entertainment campus or venue in a new market, Venu generally forms an operating company under BBH to manage the venue’s operations. The land and building for the venue is typically leased to the operating company by a landlord entity that Venu (or one of its subsidiaries) either wholly owns or acquires an interest in.

Long-Term Debt Obligations

To fund certain of its operations and property acquisitions Venu has, at times, borrowed funds from third-party lenders. The table below sets forth the outstanding current debt obligations (other than ordinary course obligations) of Venu or its subsidiaries as of March 31, 2025.

Debt Type	Date of Issue	Borrower	Lender	Principal Amount		Interest Rate	Maturity Date
Mortgage Loan	05/06/2022	GA HIA, LLC	Pinnacle Bank	$4,204,473		3.95%	05/26/2043

Mortgage Loan	07/01/2021	Hospitality Income & Asset, LLC	Integrity Bank & Trust	$3,196,188		5.5%	07/10/2031
Loan	05/04/2020	Venu f/k/a Bourbon Brothers Entertainment, LLC	U.S. Small Business Administration	$500,000		3.75%	05/04/2050
Convertible Promissory Note	01/17/2024	Venu and NLRE	KWO, LLC	$10,000,000	(1)	8.75%	02/28/2027	(2)
Loan	08/16/2024	Venu f/k/a Notes Live, Inc.	Texas Economic Development Fund	$8,000,000		0%	08/16/2032

Loan	01/14/2025	Venu and The Sunset Amphitheater in McKinney, LLC	McKinney Economic Development Corporation	$25,000,000		0%		(3)

Convertible Promissory Note	02/28/2025	Venu and NLRE	3rd Party Investors	$6,000,000	(4)	12.0%	02/28/2028

(1)	As set forth in the promissory note and special stipulations thereto, dated January 17, 2024, payable by Venu and Venu Real Estate, LLC (together, the “NL Borrowers”) to KWO, LLC (the “KWO Note”), the funds borrowed by the NL Borrowers from KWO, LLC (the “KWO Loan”) were to be advanced to the NL Borrowers at any time between March 1, 2024 and May 31, 2024 in multiple draws (each, a “Draw”), the sum of which shall not exceed $10,000,000. As of the date of this filing, the KWO Note is fully drawn on and the $10,000,000 Draw amount is outstanding. The outstanding amount is convertible debt and obligations can be satisfied through the conversion to Venu shares at a value of $10.00 per share.

(2)	The maturity date of the KWO Note is February 28, 2027, the date that is three years after the NL Borrowers first received funds pursuant to the first Draw on the KWO Loan. It was extended for two years after the one year mark after the draws on the KWO Note occurred on (i) March 1, 2024, in the amount of $3,860,582.40; (ii) April 10, 2024, in the amount of $3,738,030.37; and (iii) May 10, 2024, in the amount of $2,401,387.23.

(3)	Upon obtaining a Certificate of Occupancy, the Company will be reimbursed by MEDC for all purchase monies paid by the Company to MEDC, up to the purchase price, and the Company and the guarantors will be released from their respective obligations under the deed of trust, note, and personal guaranties.

(4)	The maturity date of the convertible promissory notes is three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in shares of Venu’s common stock at the conversion price. Principal is paid at maturity in cash, or at the Company’s option, in-kind through the issuance of shares of Company’s common stock at the conversion price. Conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The notes are secured by the Company’s interests in various of its real estate assets, interests, and projects.

Public-Private Partnership Obligations

Venu evaluates which markets to expand to and to purchase properties to develop venues on according to a set of rigorous criteria that maximizes Venu’s potential for success and profitability. One of the key factors in Venu’s market-expansion assessment is the ability to leverage public-private partnerships, which are driven by local municipalities that demonstrate an interest in the development of entertainment venues as a way to catalyze economic development, attract community investment, and improve the community that the local government serves. Venu was able to acquire many of the real-property assets in its portfolio through public-private partnerships. In a public-private partnership, a local government or quasi-governmental entity, such as a local economic development corporation or redevelopment authority, offers financial incentives to Venu that enable Venu or one of its subsidiaries to acquire land on terms that are more favorable than Venu would be able to negotiate in a private sale on the open market.

The financial incentives that a local municipality may offer Venu in a public-private partnership include, for example: (i) granting land to be used for Venu’s construction of amphitheaters, entertainment venues, and parking; (ii) granting parking facilities to be used at Venu’s venues and, in some cases, allowing Venu to monetize parking; (iii) providing public financing for Venu’s venue-development projects; (iv) providing sales-tax abatements and/or refunds; (v) providing property-tax abatements and/or refunds; or (vi) publicly funding the construction of parking facilities, entry and exit roads, and utilities required to support the development and operation of Venu’s venues. In exchange for the financial incentives offered by the local municipality, Venu agrees to develop and operate one or more music and entertainment venues and restaurants in the community that Venu has partnered with, which advances Venu’s market-expansion objectives, drives local economic growth, and attracts other community investments.

Although purchasing properties through public-private partnerships is a key component of Venu’s acquisition and financing strategy, the agreements that Venu negotiates when partnering with a local government or quasi-governmental entity typically subject Venu to burdensome conditions, restrictions, obligations, and covenants with respect to Venu’s ownership, use, and development of the land acquired from the municipality. Those restrictions are typically incorporated into ancillary agreements entered into by Venu and the local government that it is partnering with (such agreements, the “Restricting Agreements”), which may include, for example, a Development Agreement, a Parking Agreement, or a Facilities Use Agreement.

The Restricting Agreements typically require various levels of political and governmental approval, such as by the local city council, an economic-development council, or the secretary of state. The process of obtaining all required governmental approvals, permits, and entitlements can be time-consuming and costly for Venu. Even after obtaining those approvals, Venu’s ability to continue owning, holding, and developing the real-property asset that it acquires from a local municipality in a public-private partnership depends on its compliance with the restrictions and conditions set forth in the Restricting Agreements. Typical restrictions include requirements to satisfy minimum capital-investment obligations, to meet various project development and construction deadlines, to hold a minimum number of events per year once the venue is operating, or to sell a minimum number of tickets per season.

If Venu is unable to comply with the conditions, restrictions, and obligations set forth in Restricting Agreements, Venu may be subject to monetary penalties, lose the tax or economic incentives that initially induced Venu’s partnership with the municipality, or cause the land that Venu acquired in the public-private partnership to be recouped by the municipality. Project and construction delays that cause Venu to fall behind the timeline specified in a Development Agreement could cause the project to be terminated or obligate Venu to pay a fee.

Venu’s expansion into Gainesville, Georgia, Broken Arrow, Oklahoma, McKinney, Texas, and El Paso, Texas involve public-private partnerships.

A summary of our public-private partnerships, including our investment commitments, purchase prices for land and/or assets, and associated deadlines for each, is provided below.

Public-Private Partnership	Investment Commitment	Purchase Price for Land and/or Assets	Deadline for Making Investment or Purchasing Land/Assets
Broken Arrow, Oklahoma	Minimum Capital Investment: $70 million	Purchase Price: $577,314.62	The closing and payment of Purchase Price occurred on May 23, 2024.

McKinney, Texas	$200 million

Purchase Price:

$35 million, payable either (i) in full, in cash, or (ii) in $10 million cash and $25 million in a promissory note secured by a deed of trust and personally guaranteed. Upon obtaining a Certificate of Occupancy, the Company will be reimbursed by MEDC for all purchase monies paid by the Company to MEDC, up to the purchase price, and the Company and the guarantors will be released from their respective obligations under the deed of trust, note, and personal guaranties.

The closing and payment of the Purchase Price occurred on January 14, 2025.

El Paso, Texas	Minimum Qualified Expenditures: $80 million	Purchase Price: None—The land will be conveyed by the city for no cost.	Venu must submit documentation to the City of El Paso within 36 months after Entitlement, verifying the expenditure of a minimum of $80 million in Qualified Expenditures. Entitlement and Venu’s closing on its purchase of the El Paso property is expected to occur by April 30, 2025.

Public-Private Partnership in Gainesville, Georgia

In connection with its development of the BBP GA indoor music hall and the BBST GA restaurant in Gainesville, Georgia, GA HIA, LLC (a subsidiary of Venu that Venu exercises total voting control over) partnered with the Gainesville Redevelopment Authority in January 2022. In addition to the Purchase and Sale Agreement that GA HIA negotiated with the GRA, which enabled GA HIA to purchase approximately 1.7 acres from the GRA for less than the fair-market value of the land, GA HIA and the GRA entered into a Development Agreement, a Parking Agreement, and a Facilities Use Agreement. The Development Agreement required GA HIA to develop and construct the BBP GA and BBST GA venues according to a detailed construction schedule and in conformance with the architectural renderings and budget submitted when GA HIA applied for funding through the City of Gainesville’s tax-allocation district redevelopment program (the “TAD Program”), to provide the City of Gainesville with construction and interim-progress reports, to satisfy various other reporting requirements related to GA HIA’s development of the venues, and to maintain the BBP GA and BBST GA properties in good repair and operating condition. GA HIA applied for and was approved to receive approximately $1.9 million in funding under the TAD Program, which is payable by the City of Gainesville in the form of reimbursement for costs incurred by GA HIA over up to a 15-year period. GA HIA’s eligibility to receive any TAD Program funding is conditioned on its maintenance of the property as a tourism attraction used for the operation of a restaurant and entertainment venue. GA HIA’s breach of the Development Agreement could result in the Development Agreement being terminated, GA HIA having to return all of the funds received from the GRA, the GRA pursuing injunctive relief against GA HIA, or GA HIA incurring other penalties to remedy any harm suffered by the City of Gainesville.

Pursuant to the Facilities Use Agreement, GA HIA’s use of the BBP GA venue is partially restricted by the City of Gainesville’s rights to use the venue up to seven Sundays and five weekdays per calendar year for any city-sponsored event. GA HIA must provide the City of Gainesville with access to a shared event calendar, and upon at least 45 days’ notice, the City of Gainesville can reserve any unreserved date on the calendar. In turn, the City of Gainesville is required to use GA HIA as its exclusive vendor for all food, beverage, catering, hospitality, and related services at events hosted at BBP GA.

Similarly, pursuant to the Parking Agreement entered into by GA HIA and the City of Gainesville, GA HIA was given certain rights to use a city-controlled park adjacent to the BBP GA and BBST GA venues for purposes of additional event parking up to sixteen times per year without charge. However, GA HIA’s parking rights are expressly subject to the priority and exclusive parking rights of the Gainesville Arts Council, which has the right to use the park up to sixteen times per year when parking is needed for Arts Council events.

Public-Private Partnership in Broken Arrow, Oklahoma

In October 2023, Sunset BA, a subsidiary that Venu currently owns a majority equity interest in but anticipates owning a minority equity interest in, and that Venu currently exercises and will continue to exercise total voting control over, entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma (“Broken Arrow”) and the Broken Arrow EDA with the intent to develop The Sunset BA, a 12,500-capacity amphitheater that will be constructed on approximately 13 acres of land adjacent to the 165-acre Broken Arrow Events Park. The Economic Development Agreement required the approval of the Broken Arrow City Council. To incentivize Sunset BA to enter into the public-private partnership, Broken Arrow agreed to sell at least 13 acres but up to 20 acres of land to Sunset BA at a price of $38,462 per acre. Additionally, Broken Arrow committed approximately 30 acres of land from the adjacent Event Park to be used for parking and infrastructure needs for The Sunset BA and agreed to make $17.81 million in capital improvements to the Events Park infrastructure (the “Project Improvements”), which will be funded using TIF Bonds issued by the Broken Arrow EDA that will be paid using a portion of the sales and use tax, hotel tax, and other tax revenues that comprise the Tax Increment generated within the Increment District established by Broken Arrow.

In exchange for the financial incentives that Sunset BA is receiving under its public-private partnership with Broken Arrow, the Economic Development Agreement imposes various obligations and restrictions on Sunset BA’s ownership and development of the land it is acquiring from Broken Arrow. Under the terms of the original Economic Development Agreement, certain mutual conditions precedent were required to be completed by the parties by January 31, 2024 (the “Conditions Precedent Deadline”), but the Conditions Precedent Deadline was extended to June 30, 2024, through a series of amendments to the original Economic Development Agreement, including a First Amendment dated January 31, 2024, a Second Amendment dated February 21, 2024, a Third Amendment dated March 5, 2024 (the changes under which were unrelated to the extension of the Conditions Precedent Deadline), and a Fourth Amendment dated March 5, 2024. All of the mutual conditions precedent have been satisfied. Pursuant to the Purchase and Sales Agreement between Sunset BA and Broken Arrow, dated March 6, 2024, the closing of the sale was originally set to occur on April 10, 2024. However, the closing date was subsequently extended and Venu closed on the property on May 23, 2024.

Additionally, Sunset BA is required to: (i) make a minimum capital investment of $70 million towards the development of The Sunset BA; (ii) host a minimum of 45 scheduled events per calendar year; (iii) provide the Broken Arrow with periodic updates to The Sunset BA’s site plan and design documents; (iv) construct and maintain The Sunset BA in accordance with standards applicable to a first-class entertainment venue; (v) charge an additional 1% special assessment on all taxable sales directly associated with The Sunset BA venue; and (vi) provide Broken Arrow with monthly consolidated reports listing taxable transactions (such as ticket sales, concessions, and merchandise sales) completed by Sunset BA and/or its contract vendors. Furthermore, Sunset BA is required to complete its construction of The Sunset BA amphitheater by December 31, 2025, subject to the timely completion of all obligations owed by Broken Arrow and the Broken Arrow EDA. If Sunset BA fails to timely construct The Sunset BA amphitheater, it must pay Broken Arrow a fee of $10,000 per month for each month that the venue remains unfinished.

Sunset BA also faces certain risks related to the completion of the Project Improvements that Broken Arrow agreed to make. The costs of the Project Improvements will be funded using TIF Bonds issued by the Broken Arrow EDA. The payment of the TIF Bonds directly depends on Sunset BA’s success in developing and operating the Broken Arrow Amphitheater in a manner that generates sufficient Tax Increment revenue. Accordingly, Sunset BA agreed to timely remit, and to use commercially reasonable efforts to make its contractors timely remit, all legally required ad valorem and sales taxes. If Sunset BA fails to operate the Broken Arrow Amphitheater in a manner that generates sufficient Tax Increment revenue to pay the TIF Bonds, Broken Arrow would be unable to pay for the Project Improvements, and Sunset BA would not receive the benefit of one of the material financial incentives that induced its entry into the public-private partnership.

Public-Private Partnership in McKinney, Texas

In March 2024, Venu formed a public-private partnership with the City of McKinney, Texas (“McKinney”) with plans to construct The Sunset McKinney, a 20,000 seat, open-air amphitheater and entertainment complex. Pursuant to the Chapter 380, Grant, and Development Agreement that Venu entered into with McKinney, the MEDC, and the McKinney Community Development Corporation on April 16, 2024 (the “McKinney Development Agreement”), Venu will construct The McKinney Complex on a 46-acre tract (the “McKinney Tract”) that MEDC has agreed to sell to Venu for an aggregate purchase price of $35,000,000 to be paid at the closing of the sale at Venu’s option either (i) in full, in cash, or (ii) with $10,000,000 paid in cash (the “McKinney Cash Payment”) and $25,000,000 represented by a secured promissory note to MEDC (the “McKinney Note”), which will bear no interest, be subject to prepayment without penalty, be secured by a Deed of Trust conveying a first-priority lien on the McKinney Tract (the “McKinney Deed of Trust”), and be personally guaranteed by our Chairman and a third party shareholder (such guaranty, the “McKinney Guaranty”). Closing was required to occur within 30 days after the entitlement of the McKinney Property (the “Entitlement Date”) and took place on January 14, 2025.

On October 15, 2024, the parties amended the McKinney Development Agreement to, among other things: (i) eliminate the “Letter of Credit” payment concept and instead provide for payment of the McKinney Purchase Price either fully in cash or with a combination of the $10,000,000 McKinney Cash Payment and the $25,000,000 McKinney Note, to be secured by the McKinney Deed of Trust and personally guaranteed by the McKinney Guaranty; (ii) require MEDC, if not paid fully in cash, to invest the McKinney Cash Payment in a public investment pool or other investment instrument, which will initially accrue interest at a rate of 4.75% (such interest, the “Accrued Interest”), all of which MEDC must pay to Venu until the earlier of December 15, 2027, the date the McKinney Cash Payment has been reimbursed to Venu, or the date the McKinney Cash Payment has been retained by MEDC following a default under the agreement by Venu; (iii) require Venu to repay all Accrued Interest to MEDC through a temporary adjustment to the ticket fee payable by Venu to MEDC; (iv) expand the list of permitted operators that Venu can enter into the required Operator Agreement with; (v) require Venu to use reasonable efforts to acquire right-of-way or easements required to install qualified public infrastructure for the McKinney Complex; and (vi) require Venu to modify its plans to construct The Sunset McKinney to include the construction of an enclosed stage, a sound-attenuating wall attached to the parking garage, sidewalks, an internal fire lane from the amphitheater, a barrier wall along the southern perimeter of the McKinney Complex, a redesigned “Owner’s Suite,” and an additional suite, as specified in the amended development plans.

The McKinney Development Agreement was amended for a second time on December 3, 2024, to: (i) extend the date by which Venu must enter into the required Operator Agreement to September 15, 2025; (ii) provide that Venu will be deemed to have committed an event of default under the McKinney Development Agreement if it defaults under the Operator Agreement, such Operator Agreement is between Venu and one of its wholly-owned subsidiaries, and such default remains uncured beyond any applicable notice and cure period (such default, an “Operator Agreement Default”); (iii) state that if Venu commits an uncured Operator Agreement Default, Venu will not be entitled to receive any of the contributions or incentives set forth in Section 9.8 of the McKinney Development Agreement; (iv) expand the list of permitted operators that Venu can enter into the Operator Agreement with to include a wholly-owned subsidiary of Venu; and (v) require that Venu to provide any required notices under the Operator Agreement to McKinney, MEDC, and MCDC if a wholly-owned subsidiary of Venu becomes an operator under the Operator Agreement.

One of the primary financial incentives offered to Venu through its public-private partnership with the McKinney Parties is the potential reimbursement of the McKinney Purchase Price that Venu must pay for the McKinney Property. If Venu receives a Temporary Certificate of Occupancy (a “TCO”) within the 36-month period following the Entitlement Date, or if Venu receives a Certificate of Occupancy (a “CO”) if it has not received a TCO within 36 months from the Entitlement Date, then within 30 days of Venu’s receipt of the TCO or the CO, MEDC will reimburse Venu for the McKinney Purchase Price, and Venu and the guarantors will be released from their respective obligations under the McKinney Note, the McKinney Deed of Trust, and the McKinney Guaranty. If Venu meets the conditions for reimbursement and paid the McKinney Purchase Price through a combination of cash, a promissory note, a deed of trust, and personal guaranties, then MEDC will reimburse Venu for the McKinney Cash Payment and will release Venu and the personal guarantors from their respective obligations under the McKinney Note, the McKinney Deed of Trust, and the McKinney Guaranty. If Venu fails to receive a TCO and to begin operations within 36 months from the Entitlement Date, Venu may still be reimbursed for the McKinney Purchase Price, but such reimbursement will be reduced by liquidated damages of $5,000 per day, which will accrue until Venu receives a TCO.

Venu is subject to a robust list of deadlines under the McKinney Development Agreement, as amended, pursuant to which Venu was obligated, among other things, to: (i) conduct a site plan and submit it to McKinney within 120 days of March 6, 2024; (ii) conduct a noise study and final traffic study of the McKinney Complex ingress and egress not less than one month before any public meetings regarding the required site plan for the McKinney Complex; (iii) submit the Preliminary Base Complex Plan (as defined in the Development Agreement) by July 15, 2024; (iv) provide McKinney with a financing plan, including projected sources and uses for financing proceeds, by September 1, 2024; (v) submit the Final Base Complex Plan (as defined in the Development Agreement) by December 15, 2024; (vi) enter into a fully executed, binding Operator Agreement, which must have a term of at least ten years with two, five-year renewals exercisable by and at the option of Venu, by September 15, 2025; (vii) receive a TCO and begin operations within 36 months from the Entitlement Date; and (viii) receive a CO within 42 months from the Entitlement Date.

As part of their public-private partnership, Venu and McKinney must prepare and adhere to a Complex Budget, which budgets the total costs of developing the McKinney Property and constructing the McKinney Complex. The anticipated Complex Budget is $220,000,000, subject to any increase or decrease in Venu’s sole discretion, provided that the McKinney Complex Budget cannot be reduced below $200,000,000 without McKinney’s consent. Venu is responsible for securing its portion of the McKinney Complex Budget required for the planning, development, and construction of the McKinney Complex and all Project Improvements. Venu will be responsible for the payment of any Cost Overruns in excess of the Complex Budget, provided that Cost Overruns will not include any excess costs and expenses that result from any acts, failures to act, or omissions of the McKinney Parties. Accordingly, any additional costs that result from Venu’s failure to adhere to the Project Construction Timeline would be borne by Venu.

Venu also must adhere to the Project Construction Schedule, the initial version of which is attached as Exhibit E to the Development Agreement, which specifies various timing expectations for steps in the construction process of The Sunset McKinney. Throughout the construction timeline, Venu must meet monthly with representatives of the McKinney Parties and other contractors to discuss the status of Venu’s efforts to comply with the foregoing conditions and must provide written monthly reports to a representative of McKinney regarding the status of Venu’s construction of the McKinney Complex and any material changes to the Project Construction Schedule or the Complex Budget.

Once construction of the McKinney Complex is complete, Venu is required to present at least 45 commercial events per year at The Sunset McKinney amphitheater. Venu or its operator must pay McKinney a ticket fee equal to $1.00 per manifested ticket sold (the “Ticket Fee”), subject to adjustment as set forth in the First Amendment to the Chapter 380, Grant, and Development Agreement. If Venu hosts at least 45 commercial events annually, with a paid attendance of at least 400,000 manifested tickets annually, McKinney or a related party will pay Venu the list of financial incentives and contributions set forth in Section 9.8 of the Development Agreement (the “McKinney Incentives”), almost all of which will not be paid, and will be subject to repayment through subsequent-year reductions, in any year in which less than 45 commercial events are held. Accordingly, Venu faces the risk that it will not receive the material financial incentives that partly induced its entry into the public-private partnership with McKinney if it fails to meet the 45-event requirement each year.

If Venu fails to meet the foregoing deadlines, and there are no reasonable excuses for the delays, the McKinney Parties can exercise various remedies set forth in the Development Agreement. Depending on the cause of Venu’s breach, certain remedies that are exercisable by McKinney may result in Venu becoming ineligible to receive, or receiving a reduced amount, of McKinney Incentives. Upon the occurrence of any of the events listed below (an “Event of Default”), Venu will be subject to the penalties described with respect to each Event of Default, including:

(i)	If Venu fails to enter into an Operator Agreement by September 15, 2025, Venu will become ineligible to receive any of the McKinney Incentives.

(ii)	If Venu fails to obtain a TCO within 36 months from the Entitlement Date, Venu will become ineligible to receive any of the McKinney Incentives other than the reimbursement of the McKinney Purchase Price, subject to such reimbursement being reduced by $5,000 per day until Venu obtains a TCO.

(iii)	If Venu fails to obtain a CO within 42 months from the Entitlement Date, then until Venu obtains a CO, Venu will be ineligible to receive any of the McKinney Incentives, other than the reimbursement of the McKinney Purchase Price, and Venu will be required to pay liquidated damages in the amount of $5,000 per day in the form of a reduction to, at the McKinney Parties’ option, one or more of the McKinney Incentives, which damages will accrue until Venu obtains a CO.

(iv)	If Venu becomes bankrupt, insolvent, subject to involuntary dissolution, subject to an assignment of all or substantially all of its assets for the benefit of creditors, or subject to similar actions involving bankruptcy or creditors’ rights described in the Development Agreement, the McKinney Parties may terminate the Development Agreement, Venu will become ineligible to receive any additional McKinney Incentives, and if Venu has already purchased the McKinney Property but has not been reimbursed for the McKinney Purchase Price by MEDC, then MEDC will retain the McKinney Purchase Price, including any amount of the McKinney Purchase Price already paid to MEDC, and may exercise any remedies provided by the McKinney Deed of Trust, Development Documents (as defined in the McKinney Deed of Trust), or applicable law.

(v)	If Venu breaches the Development Agreement by failing to keep, observe, or perform any of the terms, covenants, or agreements that it is required to keep, observe, or perform under the Development Agreement (other than those referred to in clauses (i) through (v) above), and fails to cure such breach within the time periods specified in Section 23.1.1(e) of the Development Agreement, or if Venu defaults under an Operator Agreement between Venu and one of its wholly-owned subsidiaries and such default remains uncured beyond any applicable notice and cure period, then Venu must pay liquidated damages in the amount of $5,000 per day in the form of a reduction to, at the McKinney Parties’ option, one or more of the McKinney Incentives, which damages will accrue from the date Venu is notified of its default until Venu has cured such default; provided, that if such default is not cured within 180 days, Venu will thereafter not be entitled to receive any McKinney Incentives.

While Venu’s public-private partnership with McKinney gives Venu the potential to receive several material financial incentives, Venu may forfeit those incentives or received reduced incentives if it fails to comply with the various deadlines and expectations set forth in the Development Agreement. Any reduction or forfeiture of the McKinney Incentives would result in Venu paying for more of the costs of purchasing the McKinney Property and constructing the McKinney Complex than it anticipated when it entered the Development Agreement with the McKinney Parties.

Public-Private Partnership in El Paso, Texas

On April 30, 2024, Venu executed a non-binding term sheet with the City of El Paso, Texas, which was approved by the El Paso City Council by a vote of 6-1. The term sheet defined a more detailed, negotiated Chapter 380 Economic Development Agreement and Purchase and Sale Agreement (the “El Paso Definitive Agreements”) between Venu and the City of El Paso. The El Paso Definitive Agreements were executed in June and July 2024, pursuant to which a public-private partnership was established between Venu and the City of El Paso. The Chapter 380 Economic Development Agreement defines the terms for the construction of The Sunset El Paso, a 12,500-person amphitheater to be developed by Venu. Pursuant to the El Paso Definitive Agreements, the City of El Paso will provide various financial incentives to Venu, including the conveyance of approximately 17 acres for the site location on the terms set forth in the Purchase and Sale Agreement, the guarantee and/or funding of all parking facilities, the waiver of all fees for the building permits and inspections required to develop The Sunset El Paso, and the provision of annual rebates on real and business personal property, sales and use, and mixed beverage taxes over up to a 20-year rebate period as part of an incentives package that will total approximately $30.9 million. Additionally, the City of El Paso expects to contribute $8 million in cash towards construction of the amphitheater via an eight-year, zero-interest, forgivable promissory note, which will be forgiven if Venu completes construction of The Sunset El Paso within 36 months from Entitlement and hosts a minimum of 25 events per year in years 3-5 of the rebate period. The Purchase and Sale Agreement was amended on August 29, 2024, October 28, 2024, January 27, 2025, and March 3, 2025, and in each case to extend the inspection period. Venu expects to close on its purchase and acquisition of the El Paso property on or before April 30, 2025.

As part of its proposed public-private partnership with El Paso and in exchange for El Paso’s incentives package, Venu must, among other obligations: (i) invest at least $80 million in the acquisition, development, carrying costs, construction, and business personal property costs associated with developing The Sunset El Paso; (ii) commence construction of The Sunset El Paso within 90 days following Entitlement; (iii) obtain a Temporary Certificate of Occupancy no later than 36 months after Entitlement; (iv) secure a venue operator to operate the amphitheater for a 10-year term with two, five-year extensions prior to obtaining a Certificate of Occupancy; and (v) host a minimum of 40 events per year. If Venu defaults under the terms of the term sheet or the Definitive El Paso Agreements and fails to timely cure such defaults, Venu must repay any rebates it received from El Paso pursuant to a recapture schedule to be defined in the Chapter 380 Economic Development Agreement.

Competition

The following factors contribute to the competitive environment that Venu faces in the live-entertainment and hospitality industry:

●	Within the live-entertainment and hospitality industry, Venu will compete against other live-music venues in the states in which Venu has expanded or plans to expand to, such as the Red Rocks Amphitheater in Morrison, Colorado, and the Toyota Music Factory near the DFW area of Texas.

●	The offerings in the live-entertainment and hospitality space are diverse. Not only does Venu compete against other music venues for bookings and ticket sales, Venu also competes against companies that offer other forms of media and entertainment, including sporting events, music festivals, theaters, and other live-entertainment venues.

●	Despite general trends indicating that consumers are willing to spend high-dollar prices to see their favorite artists perform live, many Americans are cutting back on their entertainment spending due to recessionary fears and exorbitant, inflationary costs.

●	Many of Venu’s planned venues are a drivable, though less convenient, distance from larger cities that commonly attract big names in entertainment, which could create an oversaturation of entertainment offerings and make it more difficult for Venu to route those artists to its venues. With an assortment of venue options, touring acts may be more inclined to perform at older, more established venues despite the updated features and amenities that Venu’s venues offer.

●	Given that Venu is less than a decade old, it may not have the brand recognition that other venues do, which could make it difficult to break into new markets. Venu may also have difficulty competing against larger companies that can allocate greater resources to marketing, technical operations, and brand recognition than Venu can.

●	Venu operates in an industry that is affected by seasonality. The industry is frequently affected by external factors that are beyond Venu’s control but that may challenge Venu’s ability to operate, compete, and remain profitable. Those external factors may include weather incidents, natural disasters, geopolitical events, or public-health risks, all of which could lower attendance at Venu’s venues or disrupt Venu’s concert lineup.

Despite those factors, Venu believes it can compete in the live-entertainment and hospitality.

Venu’s approach to market expansion is subject to regimented criteria and a methodical site-selection plan for developing new properties and establishing itself in new markets. Venu only enters a new market that it believes it is relatively barren of other live-entertainment offerings or venues that would compete against Venu. Venu also seeks markets that its management team or real-estate leads have ties to, which facilitates Venu’s ability to raise capital and build relationships within the communities it is expanding in. For more information on Venu’s site-selection process and expansion strategy, see “Venu’s Mission and Strategy — Site-Selection Strategy.”

Additionally, even where there are existing live-music and entertainment venues in the general vicinity of where Venu plans to expand to, part of what is expected to attract audiences to Venu’s venues is that they are newly designed and updated venues with modern, premium features that older venues do not deliver.

Lastly, management believes that the strategic partnerships that Venu enters into give it a competitive edge. Venu partners with both public municipalities and other companies. By partnering with local governments that see the long-term value of Venu’s entertainment assets and choose to invest local resources into the construction and development of Venu’s venues, Venu positions itself as a potential top entertainment competitor within the local market. Through its private partnerships with other companies, Venu seeks to ensure that its venues are operated as efficiently and effectively as possible. This is demonstrated, for example, by Venu’s strategic partnership with AEG to operate Ford Amphitheater in Colorado Springs, Colorado.

Government Regulations

Venu is subject to an array of federal, state, and local laws. As part of the entertainment and hospitality industry, Venu is subject to substantial governmental and regulatory oversight. The laws and regulations that Venu is subject to govern matters such as:

●	Zoning and land use, which dictates where Venu can build venues, how its venues can be used, and what types of events can be hosted in them;

●	Infrastructure and safety standards, which require Venu to comply with building codes that ensure the soundness of the design, construction, and structural integrity of Venu’s venues and protect the public health and safety of Venu’s occupants by setting occupancy limits and imposing fire-safety standards;

●	Noise levels, which require Venu to comply with local noise ordinances to minimize disruptions to neighborhoods and businesses in close proximity of Venu’s live-music venues;

●	Labor and employment practices, which require Venu to adhere to labor laws regarding wages, work hours, working conditions, employee rights, and workplace safety;

●	Alcohol sales, service, and consumption, which regulate the licenses of each of Venu’s venues to serve alcohol, impose age restrictions for alcohol consumption, and ensure Venu upholds responsible alcohol-service standards;

●	Intellectual-property rights, which Venu must respect when booking, marketing, and hosting live-music concerts and when entering into sponsorship agreements with various companies and brands;

●	Privacy rights, which require Venu to protect sensitive and personal information collected from its customers or artists at its venues;

●	Bribery and corruption, including the Unites States Foreign Corrupt Practices Act, which prohibits Venu and is agents and intermediaries from illegally paying, promising to pay, or receiving money or anything of value to or from any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business;

●	Health and sanitation, which establish standards for the cleanliness and sanitariness of Venu’s restaurants and venues and require Venu to implement various precautionary measures to mitigate the spread of infectious diseases;

●	Food and beverage service operations, which govern Venu’s handling, preparation, and service of food and drinks, the hygiene of Venu’s food-handling personnel, Venu’s upholding of various food-safety regulations, and the cleanliness of Venu’s kitchen facilities;

●	Ticketing practices, which regulate Venu’s compliance with laws concerning primary ticket sales, ticketing resale services in secondary ticket markets, pricing and refunds, pricing transparency, scalping practices, and imposing ticket-related fees;

●	Venue accessibility, which requires Venu to comply with the Americans with Disabilities Act of 1990 and other laws or regulations concerning accessibility;

●	Environmental protection, which govern Venu’s use of materials when designing and constructing venues and impose requirements related to energy efficiency, waste management, and pollution control;

●	Federal and state securities laws, and other regulations, that pertain to the offerings (such as firepit suite sales) conducted by Venu subsidiaries for certain of Venu’s amphitheater and development projects; and

●	Marketing activities, which limit Venu’s telephone and online marketing practices.

Venu believes that it is materially in compliance with all of the rules, laws, and regulations that it is subject to. From time to time, federal, state, and local authorities or individuals may commence investigations, inquiries, or litigation with respect to Venu’s compliance with applicable consumer protection, environmental, advertising, unfair business practice, antitrust (and similar or related laws) and other laws, particularly as related to noise levels, venue construction and development, and primary and secondary ticketing sales and services.

Employees and Human Capital

As of March 15, 2025, Venu has 50 full-time employees and 178 part-time employees. Venu’s compensation philosophy focuses on attracting and retaining top talent who contribute to its mission of revolutionizing the entertainment and hospitality industry, providing world-class service, and delivering exceptional entertainment experiences. Venu is able to accomplish its compensation philosophy by offering incentive-compensation awards to employees, consultants, or directors who are designated by the Board or its committees under the Company’s Amended and Restated 2023 Omnibus Incentive Compensation Plan or other forms of equity compensation warrants. Incentive-compensation awards can consist of compensatory warrants (issued outside of our Incentive Compensation Plan), incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. In addition, prior to the adoption of our Incentive Compensation Plan, Venu historically has granted compensatory warrants to employees and service providers.

Venu anticipates increasing hiring activity as it continues to expand to new markets and open new venues.

Intellectual Property Portfolio

Venu filed an application to trademark the name “Notes Live” with the U.S. Patent and Trademark Office (“USPTO”) on April 14, 2022, which it revised on March 7, 2023. The USPTO registered the trademark on August 8, 2023 (Registration No. 7130383).

Venu filed an application (U.S. Serial No. 97759523) to trademark the name “Sunset Amphitheater” with the USPTO on January 18, 2023. The USPTO published the pending trademark application for opposition on January 23, 2024, which allows the public the opportunity to oppose the trademark’s registration. The USPTO issued Venu a Notice of Allowance on March 19, 2024, and Venu was required to file a Statement of Use or an Extension Request within six months of that date but filed for an extension related to that obligation. The status of this trademark application is still pending.

Venu filed an application (U.S. Serial No. 98186179) to trademark the name “VENU” to use in printed and online magazines in the fields of live music and hospitality on September 19, 2023. The USPTO published the pending trademark application for opposition on February 11, 2025, which allows the public a 30-day period to oppose the trademark’s registration. If no objection is filed, the USPTO will register the trademark.

Hospitality Income & Asset, LLC (“HIA”), which is a majority-owned subsidiary of Venu, filed an application to trademark the name “Bourbon Brothers” with the USPTO on February 23, 2013, which was registered by the USPTO on September 30, 2014 (Registration No. 4614527).

Venu also registered three trade names with the Colorado Secretary of State by filing a Statement of Trade Name of a Reporting Entity on: (1) February 19, 2019 (File No. 20191101304) for “Boot Barn Hall at Bourbon Brothers,” a trade name for Bourbon Brothers Presents, LLC; (2) August 8, 2022 (File No. 20221772018) for “Notes,” a trade name for 13141 Notes LLC; and (3) May 29, 2024 for “VENU Holding Corporation,” a trade name for our former Company name, Notes Live, Inc.

In June 2024, Venu filed seven additional trademark applications with the USPTO to register the following trademarks:

●	BUY IN. ROCK ON., Application No. 98/585,965, filed on June 5, 2024;

●	BUY THE STOCK THAT ROCKS, Application No. 98/585,902, filed on June 5, 2024;

●	INVEST IN THE STOCK THAT ROCKS, Application No. 98/585,955, filed on June 5, 2024;

●	OWN THE STOCK THAT ROCKS, Application No. 98/585,964, filed on June 5, 2024;

●	STOCK THAT ROCKS, Application No. 98/585,953, filed on June 5, 2024;

●	FAN FOUNDED. FAN OWNED., Application No. 98/587,942, filed on June 6, 2024; and

●	VENU, Application No. 98/605,958, filed on June 18, 2024, which was published for opposition for a 30-day period on February 4, 2025, and will be registered by the USPTO if no objections are filed.

On July 2, 2024, Venu filed the following four Statements of Trademark Registration of a Reporting Entity with the Colorado Secretary of State to register the trademark “VENU” in four classes: (i) File No. 20241713474 (Class No. 016); File No. 20241713521 (Class No. 036); File No. 20241713551 (Class No. 037); and File No. 20241713564 (Class No. 041).

On February 28, 2025, Venu filed trademark application (Application No. 99/062,206) to register LUXE FIRESUITES.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). These reports and other information we file with or furnish to the SEC are available free of charge at https://investors.venu.live/financials/sec-filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We use our website (www.venu.live) and various social media channels (e.g., VENU on LinkedIn) as a means of disclosing information about Venu and our projects and products to our customers, investors, and the public. The information posted on our website and social media channels is not incorporated by reference in this Report or in any other report or document we file with the SEC. Further, references to our website URLs are intended to be inactive textual references only. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings, and public conference calls and webcasts. Although our executive officers may also use certain social media channels, we do not use our executive officers’ social media channels to disclose information about Venu or our products or projects.

Item 1A. Risk Factors

Risk Factors

General Risks Related to Venu

Venu will likely require additional capital to support its business plan and potential growth, and this capital might not be available on favorable terms, or at all.

Venu’s operations will likely require substantial additional financial, operational, and managerial resources. Venu may have insufficient cash to fund its working capital or other capital requirements and may be required to raise additional funds to continue or expand its operations. If Venu is required to obtain additional funding in the future, it may have to seek debt financing or obtain additional equity capital. Additional capital may not be available to Venu or may only be available on terms that adversely affect existing shareholders or restrict Company operations. For example, if Venu raises additional funds through issuances of equity, its existing shareholders could suffer significant dilution and any new equity securities issued by Venu could have rights, preferences, and privileges superior to those of existing shareholders. There can be no assurance that financing will be available to Venu on reasonable terms, if at all. The inability to raise additional funds will materially impair Venu’s ability to grow its revenues. Further, as a result of the ongoing volatility of the global markets, a general tightening of lending standards, and a general decrease in equity financing (and similar type) transactions, it could be difficult for Venu to obtain funding to allow Venu to continue to develop and implement its business.

Venu has incurred net losses and anticipates that it will continue to incur net losses for the near-term future and may never achieve profitability.

Venu is a hospitality and entertainment business that was formed in 2017. Venu is continuing to implement its business plan of opening, and then operating restaurants, venues and amphitheaters in new markets. Venu’s business plan is speculative as the development of its venues entails substantial upfront capital expenditures and the risk that the development and opening of its venues may be delayed or otherwise prove not to perform as projected. Although Venu has generated increasing revenues since its inception, to date Venu has not been profitable and has incurred net losses in each of 2023 and 2024. Venu expects to continue to spend significant resources to develop, open, and then operate its planned restaurants, venues, and amphitheaters. Venu also expects that it will incur an operating loss in 2025. Venu may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The size of Venu’s future net losses (if any) and its ability to generate a profit will depend, in part, on the rate of future growth of expenses and its ability to generate additional revenues. It is possible Venu may never be profitable and, if it does achieve profitability, Venu may not be able to sustain or increase profitability on a quarterly or annual basis.

Venu had an accumulated deficit of $47,361,208 as of December 31, 2024, and incurred net losses of $32.9 million and $11.4 million, respectively, during the years ended December 31, 2024 and 2023. Venu expects that it will incur an operating loss in 2025. These conditions raised substantial doubt about Venu’s ability to continue as a going concern; however, based on management’s plan to add additional venue locations and to continue its business operations, Venu believes that such substantial doubt has been alleviated. Venu believes that cash on hand, anticipated improved profitability in 2025 from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, the full season of operations of Ford Amphitheater in 2025, and additional capital raising and debt financing will allow Venu to continue its business operations for at least 12 months from the date of this Annual Report. Nonetheless, Venu’s continued implementation of its business plan to add additional locations is dependent on its future engagement in strategic locations, real estate transactions, capital raising, and debt financing. There is no guarantee that we will be able to execute on our business plan.

Venu’s business plan is based on numerous assumptions and estimates that may not prove accurate.

When evaluating where and when to attempt to open new venues Venu has to evaluate and make assumptions regarding potential demand in a given market and location, and the ability to attract events and acts to its venues. Venu needs to make estimates and forecasts regarding numerous factors, such as, the number of events that can be booked into a particular venue in a particular market, average attendance at these events, potential partnership revenue, likely ticket prices operating costs, and other potential revenue streams (such as parking). Venu makes these evaluations and estimates based on a variety of factors including industry and market data, as well as its experience to date. Estimates regarding the number and timing of future venue openings is based on various factors, such as the status of projects under construction, the entitlement status for certain projects, and discussions and negotiations with various municipalities. These estimates and assumptions are limited by, among other things, the fact that any data and estimates Venu has, or will utilize, for its projects are based on other venues, projects and circumstances, and as with all modeling and forecasts, these other venues, projects and circumstances may not exactly correlate with the venues Venu is, and plans, to develop. These estimates and assumptions are not an assurance that Venu will achieve any certain revenue targets with respect to a venue or when and whether a particular venue will be in operation, as the opening of music, live entertainment venues, restaurants and campuses are subject to numerous risks, and uncertainties, many of which are out of Venu’s control. As a result, Venu’s business plan is based on numerous assumptions and estimates that Venu believes are reasonable but which may prove to be incorrect. No assurance can be given regarding Venu’s ability to open a particular venue or execute on all facets of its plans, or whether any particular venue or campus will ultimately prove to be profitable for Venu or the reliability of the assumptions and estimates upon which various aspects of Venu’s business plan are based. Venu’s ability to adhere to and implement its business plan will depend upon Venu’s ability to successfully raise funds and a variety of other factors, many of which are beyond Venu’s control.

Venu’s debt obligations may adversely affect cash flow and impose restrictions on the ability to operate its business.

Venu from time to time utilizes credit and debt facilities in its operations and to acquire assets. As of March 31, 2025, Venu had $56,900,661 of outstanding indebtedness, primarily under mortgage loans, loans to municipalities in connection with land acquisitions, and a revolving debt financing note with KWO, LLC. For example, certain of the real property assets owned by certain of Venu’s subsidiaries are subject to a mortgage, including the two properties that are owned by Hospitality Income & Asset, LLC, which are the sites of Venu’s Bourbon Brothers Presents restaurant and the Bourbon Brokers Smokehouse & Tavern venue in Colorado Springs. Venu’s indebtedness could have significant adverse effects on the Company, including with respect to the following:

●	Venu must use a portion of its cash flow from operations to pay interest on debt obligations, which will reduce the funds available to use for operations and other purposes including other financial obligations;

●	Certain of Venu’s debt obligations are secured by significant company assets, including the real property on which the BBP CO and BBST CO sit in Colorado Springs, Colorado, and the BBP GA and BBST GA sit in Gainesville, Georgia;

●	Venu’s ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions or general corporate purposes may be impaired; and

●	Venu may be more vulnerable to economic downturns and adverse developments in its business. Venu expects to obtain the funds to pay its day-to-day expenses and to repay its indebtedness primarily from operations. Venu’s ability to meet expenses and make these payments therefore depends on its future performance, which will be affected by financial, business, economic and other factors, many of which the Company cannot control. Venu’s business may not generate sufficient cash flow from operations in the future, and its currently anticipated growth in revenues and cash flow may not be realized, either or both of which could result in the Company being unable to repay indebtedness, or to fund other liquidity needs. If Venu does not have enough funds, it may be in breach of debt covenants and/or be required to refinance all or part of its then existing debt, sell assets or borrow more funds, which Venu may not be able to accomplish on terms favorable to the Company, or at all. In addition, the terms of existing or future debt agreements may restrict Venu from pursuing any of these alternatives. If Venu defaults on its obligations, that could lead the lender to foreclose and Venu could lose its investment in the applicable asset.

Venu faces risks related to material weaknesses in its internal control over financial reporting, and there are inherent limitations on the effectiveness of the controls and procedures that it implements. Venu’s failure to remediate such material weaknesses could adversely affect its ability to report its financial condition and results of operations in a timely and accurate manner.

Venu is subject to various SEC reporting and other regulatory requirements. Effective internal controls over financial reporting are necessary for Venu to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud and material errors in transactions and to fairly present financial statements. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.

As of December 31, 2024, Venu’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Venu’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e)) of the Exchange Act) and concluded that the disclosure controls and procedures were not effective due to material weaknesses in Venu’s internal control over financial reporting. Venu had limited accounting and finance personnel, which impacted its ability to properly segregate duties relating to Venu’s internal controls over financial reporting. In addition, Venu’s financial close process was not sufficient. While Venu has processes to identify and appropriately apply applicable accounting requirements, Venu plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. The elements of Venu’s remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with the implementation of enhanced accounting systems and financial close processes.

Venu has commenced remediation of the above discussed material weaknesses in that it grew its accounting staff over 57% during the year ended December 31, 2024, compared to December 31, 2023. Venu will continue to evaluate its accounting and finance staffing needs as well as make planned enhancements to its systems and improvements to its financial reporting processes. However, there can be no assurance that Venu will be successful in remediating the material weaknesses in its internal control over financial reporting. If Venu is unable to successfully complete its remediation efforts or favorably assess the effectiveness of its internal control over financial reporting, Venu’s operating results, financial position, stock price, and ability to accurately report its financial results and timely file its SEC reports could be adversely affected.

Venu’s management, including the Chief Executive Officer and Chief Financial Officer, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If Venu unable to provide reliable and timely financial reports in the future, its business and reputation may be harmed. Failures in internal controls may also cause Venu to fail to meet reporting obligations, negatively affect investor and customer confidence in Venu’s management, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of Venu’s common stock, subject Venu to regulatory investigations, potential penalties, or stockholder litigation, and have a material adverse impact on Venu’s business and financial condition.

Certain subsidiaries of Venu that own, or are expected to own, key real property assets are not wholly owned, and as a result, third parties have rights in certain assets and operations of those subsidiaries.

Venu holds certain of its real property assets and projects in limited liability companies that are not wholly owned, with third parties, in certain cases owning a membership interest greater than 50%. For example, Venu’s membership interest in The Sunset Amphitheater LLC (which owns Ford Amphitheater) is approximately 10%, however, the governing document for this entity provide that the equity held by third-party investors do not afford those members with voting rights. In addition, the governing documents for The Sunset Amphitheater LLC provide that in the case of distributions of available cash resulting from events held at the venue, the third-party investors are only entitled to receive a defined portion of that distribution. As such, the economic rights of those third-party investors is not necessarily equivalent to their ownership interest. In connection with their membership interests, third-party investors are typically afforded certain other rights, such as rights to use the firepit suites located at planned outdoor amphitheater venues. Venu has, and expects to have, third-party investors hold non-voting interests in other subsidiaries, such as Sunset at Mustang Creek LLC and Sunset at Broken Arrow LLC, in each case subject to terms that are similar in nature to those in the governing documents of The Sunset Amphitheater LLC. As a result of these subsidiaries being less than wholly owned, a portion of the revenues or other value generated by the operations and assets of the applicable subsidiaries will be for the benefit of third parties and not for the benefit of, or distributed to, Venu. In addition, owning and operating assets through subsidiaries that are not wholly owned inherently raises other risks, such as an increased potential for decision-making conflicts with minority owners, diminished control over the subsidiary’s operations, increased likelihood of shareholder misalignment regarding the subsidiary’s operational strategies and priorities, dilution of financial returns, and increased governance complexity. Whether or not Venu holds a majority interest or maintain voting and operational control in such arrangements, third-party members and stakeholders may, for example, (1) have economic or business interests or objectives that are inconsistent with or contrary to those of Venu; (2) regardless of the terms of the governing documents of the subsidiary attempt to, or threaten to, seek to block or impede actions that Venu believes are in its and the subsidiary’s best interests; (3) act contrary to Venu policies or objectives; or (4) be unable or unwilling to fulfill or comply any obligations or restrictions related to their rights to utilize certain assets (such as suites). For an overview of Venu’s economic versus ownership interests in each of its subsidiaries, see “Business – Venu’s Subsidiaries and Properties.”

The agreements specifying the terms of Venu’s public-private partnerships with local municipalities impose various conditions, obligations, restrictions, and covenants related to Venu’s ownership, use, development, and operation of the properties it acquires and the venues it constructs. Venu’s failure to comply with such restrictions could subject Venu to various consequences, ranging from the payment of monetary fees to the clawback of purchased property, any of which could have a materially adverse impact on Venu’s business and financial condition.

One of Venu’s key business-expansion strategies is forming public-private partnerships with local municipalities to acquire land at lower prices and on better terms than Venu likely could have negotiated in open-market sales or to obtain financial incentives that offset the costs of constructing and operating new venues. In exchange for the financial benefits that motivate Venu’s property acquisition and venue development within a given municipality, the agreements specifying the terms of Venu’s public-private partnership with the municipality, which may include development, parking, facilities-use, or similar agreements, often contain conditions, obligations, and covenants (collectively, “Restrictions”) related to the financial incentives for a project and that restrict Venu’s ownership, use, and development of the land it acquires and the venues it constructs and operates and imposes potential monetary penalties on Venu if certain milestones are not achieved. Venu’s failure to comply with any Restrictions could pose a material risk to Venu’s financial condition and business operations. The Restrictions described below are among the Restrictions that have been included in the terms of public-private partnerships Venu has entered into to date and also depicts the type of Restrictions that Venu may be subject to under future public-private partnerships it enters.

● Project Deadlines and Monetary Penalties: The Restrictions in the public-private partnership agreements to date have included, and in the future will likely impose, specific deadlines and milestones that, if not met, subject Venu to monetary penalties. By way of example, pursuant to the agreement between Sunset at Broken Arrow LLC (“Sunset BA”), one of Venu’s subsidiaries, and the City of Broken Arrow, Oklahoma (“Broken Arrow”), Sunset BA must complete the amphitheater’s construction by December 31, 2025, subject to certain conditions and exceptions. If the amphitheater is not fully constructed by December 31, 2025, Sunset BA must pay Broken Arrow $10,000 per month for each month in which construction of the amphitheater remains incomplete. Similarly, the terms of the public-private partnership agreements with the City of McKinney, Texas (“McKinney”) entered into in March 2024 related to a planned open-air amphitheater and entertainment complex (the “McKinney Complex”) in McKinney impose a $250,000 termination fee on Venu if it is unable to close on the property acquisition within 30 days of the date of entitlement (“Entitlement”) and impose fees on Venu if it does not obtain a temporary certificate of occupancy within 36 months of Entitlement and a final certificate of occupancy within 42 months of Entitlement.

● Conditions Related to Public Financing Incentives: Project financing under the public-private partnership arrangements impose various restrictions and obligations on Venu in order to receive certain public accommodations and financial incentives. For example, in connection with the public-private partnership of GA HIA, LLC (“GA HIA”), a subsidiary of Venu, with the City of Gainesville, Georgia (“Gainesville”) and the Gainesville Redevelopment Authority, GA HIA was approved to participate in Gainesville’s tax-allocation district redevelopment program (the “TAD Program”). GA HIA’s continued receipt of financial incentives and benefits through the TAD Program is conditioned on its maintenance of the applicable projects as tourism attractions used for the operation of a restaurant and entertainment venue and its ongoing compliance with both the applicable TAD Development Agreement and any loan agreements entered into to finance construction of the projects. Similarly, the public-private partnership between Sunset BA and the City of Broken Arrow, Oklahoma contemplates that the Broken Arrow Economic Development Authority (“BAEDA”) will issue tax-apportionment bonds and notes (“TIF Notes”) and will use the proceeds of the TIF Notes to fund approximately $17.81 million of project-site improvements that are required for the construction and operation of The Sunset BA and to pay for certain other project costs described in the project plan. If Sunset BA is unable to operate The Sunset BA in a manner that generates sufficient tax increment revenue to pay the TIF Bonds issued BAEDA to fund the project-site improvements, BAEDA will be unable to pay for the project-site improvements or the project costs contemplated in the project plan, causing Sunset BA not to receive the benefit of one of the material financial incentives that induced its entry into the public-private partnership.

● Operating Covenants and Monetary Penalties: The Restrictions to date have included, or in the future will likely include, obligations that require Venu to operate the venues in certain manners or to host a minimum number of events per year at a given venue. For example, Sunset BA must host a minimum of 45 scheduled events at The Sunset BA amphitheater each calendar year and may be subject to monetary penalties if it is unable to do so. Similarly, once construction of the McKinney Complex is complete, Venu is required to present at least 45 commercial events per year at The Sunset McKinney amphitheater. Venu or its operator must pay McKinney a ticket fee equal to $1.00 per manifested ticket sold. If Venu hosts at least 45 commercial events annually, with a paid attendance of at least 400,000 manifested tickets annually, McKinney or a related party will pay Venu certain financial incentives and contributions all of which will not be paid, and will be subject to repayment through subsequent-year reductions, in any year in which less than 45 commercial events are held. Accordingly, Venu faces the risk that it will not receive the material financial incentives that partly induced its entry into the public-private partnership with McKinney if it fails to meet the 45-event requirement each year.

● Clawback Rights: Certain public-private partnerships may require Venu to surrender or reconvey assets or rights if project milestones are not achieved by a defined date. For example, Venu and the City of Murfreesboro, Tennessee (“Murfreesboro”) entered into a Development Agreement in August 2022 pursuant to which Murfreesboro agreed to sell land to Venu upon which Venu previously intended to construct an entertainment campus. Thereafter, Venu assigned its interests under the Development Agreement to Sunset on the Stones River, LLC (“Sunset SR”), a then Venu subsidiary. The Development Agreement imposed certain operational requirements, transfer restrictions, and construction deadlines, which Sunset SR had to comply with to avoid various financial penalties and other consequences, including a clawback provision that would have enabled Murfreesboro to claw back the land it sold to Sunset SR if Sunset SR failed to obtain a land-disturbance permit by June 1, 2023 and to begin construction of the entertainment campus within 60 days thereafter. After Sunset SR failed to meet those permit and construction deadlines, Murfreesboro could have required Sunset SR to transfer back the land and to lose its investment. Because the parties entered into a “stand-still” letter agreement in May 2023 before mutually deciding in July 2024 to terminate their public-private partnership without seeking or imposing any termination fees or other penalties, Sunset SR did not ultimately suffer the loss of its investment that it would have suffered had Murfreesboro enforced its clawback right. Nonetheless, the clawback provision in the Development Agreement demonstrates a type of Restriction that Venu could be subject to in connection with future public-private partnerships that it enters into.

Risks Related to Venu’s Industry and Current and Planned Operations

Venu’s ability to open new amphitheaters and venues on schedule and in accordance with targets may be adversely affected by delays or problems associated with acquisition and construction delays, recruiting and training qualified employees to operate the venues and by other factors, some of which are beyond Venu’s control and the timing of which is difficult to forecast accurately.

Venu’s goal is to open additional venues through 2026 and beyond. To achieve that goal, Venu, or a subsidiary, must successfully acquire the underlying land or satisfy all conditions to close on its land acquisitions, and then, among other things, oversee the construction of the improvements and build-out of those locations. Venu may not accurately predict the timing or ultimate success of its ability to timely open its proposed new venues. Delays encountered in negotiating, or the inability to finalize to Venu’s satisfaction, the development and installation of any necessary improvements may cause a significant variance in Venu’s financial targets. In addition, Venu’s anticipated schedule of opening any new venue may be adversely affected by other factors, some or all of which are beyond Venu’s control, including but not limited to the following:

● The availability of adequate financing;

● Delays in acquiring land and property rights;

● The ability to secure governmental approvals and permits, including land-use approvals and building and operating permits any necessary licenses;

● The ability to successfully and timely construct the applicable buildings and facilities;

● Construction and development costs;

● Costs overruns;

● Labor shortages;

● Any unforeseen engineering or environmental problems with venue location(s);

● Resolution of any litigation or other regulatory proceedings that could serve to prolong the development or opening of any venue or facility, such as compliance with local noise ordinances, and complaints and concerns raised by local property owners;

● The ability to hire, train and retain sufficient personnel;

● The ability to successfully promote the new venues and compete in the market(s) in which they will be are

● Criminal activity that affects Venu’s development and operations of venues; and located;

● Weather conditions or natural disasters;

● Local and general economic conditions.

Venu’s inability to open new venues by the end of 2026 would adversely affect Venu’s projected results of operations and financial condition.

The success of Venu’s amphitheater and venue projects depends on the popularity of guest experiences at those venues, as well as Venu’s ability to attract advertisers, marketing partners, operating partners, audiences and artists to concerts at other events at those locations. If The Sunset Amphitheater and other venues owned by Venu do not appeal to customers, or if Venu is unable to attract advertisers and marketing partners, there will be a material negative effect on the Company’s business and results of operations.

The financial results of Venu planned amphitheater venues are largely dependent on the popularity of visitor experiences at The Sunset Amphitheater(s), which are intended to provide a high-end experience to visitors. Venu has marketed its venues as being distinct from other amphitheaters and venues, and there is an inherent risk that Venu may be unable to achieve the level of success appropriate for the significant investment involved. Fan and consumer tastes also change frequently, and it is a challenge to anticipate what will be successful at any point in time. Should the popularity of Venu’s Sunset Amphitheater venues not meet expectations, Venu’s revenues from ticket sales, and concession and merchandise sales would be adversely affected, and the Company might not be able to replace the lost revenue with revenues from other sources. As a result of any of the foregoing, Venu may not be able to generate sufficient revenues to cover its costs, which could adversely impact its business and results of operations and the price of the Company’s Common Stock.

Additionally, Venu’s amphitheater and entertainment venue focused business is dependent on its ability to attract advertisers and marketing partners to its signage, digital advertising and partnership offerings. Advertising revenues depend on a number of factors, such as the reach and popularity of Venu’s venue(s) (including risks around consumer reactions to advertisers and marketing partners), the health of the economy in the markets in which Venu’s venues are located and in the nation as a whole, general economic trends in the advertising industry and competition with respect to such offerings. Should the popularity of Venu’s advertising assets not meet expectations, its revenues would be adversely affected, and Venu might not be able to replace the lost revenue with revenues from other sources, which could adversely impact its business and results of operations and the price of its Common Stock.

The success of Venu’s amphitheater and entertainment venue focused business will also depend upon its ability to offer and attract live entertainment that is popular with guests. While the Company believes that its venues will enable new experiences for audiences in its markets, there can be no assurance that guests, artists, promoters, advertisers and marketing partners will embrace the Company’s venues. Venu facilities will contract with promoters and others to provide performers and events at its venues. There may be a limited number of popular artists, groups or events that are willing to take advantage of the immersive experiences and next generation technologies (which cannot be re-used in other venues) or that can attract audiences to the Sunset Amphitheater venues, and Venu’s business would suffer to the extent that that it is unable to attract such artists, groups and events willing to perform at its venues.

Venu’s construction of its first outdoor amphitheater project in Colorado Springs required, and future amphitheater facilities that Venu intends to open will require, significant capital investments by Venu with no assurance that the venues will be successful.

Venu is progressing with its venue strategy to create, build, and own new music and entertainment-focused outdoor amphitheater venues — its Sunset Amphitheater collection. There is no assurance that this initiative will be successful. Venu completed construction of its first Sunset Amphitheater in Colorado Springs in August 2024 and intends to open additional venues in Oklahoma and Texas. The costs to develop and then build Sunset Amphitheaters are substantial and substantially in excess of currently available funds. For example, Venu has committed $70 million of private investments to the construction of The Sunset BA, which will require Venu directly, or indirectly through a subsidiary that will own the venue, to seek and execute on one or more outside sources of capital, as Venu’s current cash flows and resources alone likely would not support a development of this magnitude. There is no assurance that Venu will ultimately be able to secure outside capital that will be necessary to fund various of its planned projects and developments. Any inability to raise outside capital timely, or at all, could delay the development and opening of planned venues, or lead to their termination either by Venu or the applicable municipality or counter party.

In addition, it is always difficult to provide a definitive construction cost estimate for large-scale construction projects. Venu’s estimates and projections with respect to opening dates, costs estimates, event scheduling, or other matters inherent in the development and ownership of amphitheater venues may not prove wholly accurate as it rolls out additional venue projects across varying markets. In light of the design of The Sunset Amphitheater collection, including the use of technologies and features that are associated with many entertainment venues, the risk of delays and higher than anticipated costs are elevated. Although Venu completed construction of Ford Amphitheater in August 2024, Venu may face unexpected project delays and other complications with respect to the operation of other projects planned for development.

Venu has not finalized certain plans and specifications for many of its proposed new venue locations, and as a result Venu’s costs may be higher than anticipated, resulting in possible additional capital requirements, additional debt, or less favorable operating results than projected.

Planning for the design and construction of Venu’s in-development or future Bourbon Brothers Presents, Bourbon Brothers Smokehouse & Tavern, and The Sunset Amphitheater venue locations is ongoing. Until the final planning and development for each venue is complete, any cost estimates contained in Venu’s budget are subject to change. Since the Company’s development costs have not yet been finalized for many of its ongoing and planned projects, Venu may require additional capital in the form of shareholder contributions, additional debt or equity financing, or both. If Venu’s costs are higher than projected, the operating results contained in the Company’s projections may be less favorable.

Venu may suffer project delays, increased costs, and financial losses if city councils or other local governmental bodies oppose Venu’s land-purchase and venue-construction proposals or reject purchase and development agreements that Venu has negotiated with other regulatory bodies within a given city.

Venu’s business model involves entering into public-private partnerships with local municipalities that offer various financial and tax incentives to Venu in exchange for Venu’s agreement to construct a venue in the city. These partnerships may require approval from several levels of local government, including local city councils that may have the authority to vote on and approve or oppose our proposed land purchases and venue-construction projects. In some cases, we may negotiate with one local regulatory body and enter into a binding purchase and sale agreement that makes the closing of our land purchase contingent on receiving the local city council’s final approval. Similarly, we may enter into operating or development agreements with other third parties that include city-council approval as a condition precedent. Despite having a purchase agreement in place and having received the approval of another local governmental body, there is a risk that the local city council may vote down our purchase and construction proposals or binding agreements. That could occur due to changes in political priorities, public opposition, a misalignment between local regulatory bodies in their strategic objectives for a city, or other factors beyond on our control. This risk was exemplified by our attempted purchase of land in Oklahoma City, Oklahoma in June 2023, when we entered into a binding purchase and sale agreement with the Oklahoma City Planning Commission that was ultimately rejected by local city council.

The rejection by a local city council of our proposed land acquisition or construction plan could result in significant project delays and increased costs as we attempt to address the city council’s concerns, negotiate alternative arrangements, or pursue the purchase of other land. Such a rejection could also lead to a loss of our investment in the preliminary stages of development, including the planning and design process. While we strive to mitigate this risk by engaging with local governmental officials early on when attempting to expand our operations to a new city, conducting thorough due diligence of the properties we are evaluating for purchase, and negotiating contractual protections to minimize any financial losses or penalties we would incur if our contemplated purchase of land or venue construction is opposed by a local city council, we cannot predict how a city council will vote, and we cannot assure that we will be successfully in overcoming any such opposition.

Potential development and construction delays could cause Venu’s estimate of future income, expenses, and development costs to be inaccurate.

Venu has fully developed and constructed each of its operating or under construction venues to date, and expects to do so for its planned new projects. Properties that require development and construction involve more risk than other properties, typically do not generate operating revenue while costs are incurred to develop the properties, and may also generate certain expenses such as property taxes and insurance costs. In addition, market conditions may change during the course of development that may make the plan of development less attractive than at the time it was conceived. Development activities include the risks that such projects may be abandoned after expending capital and other resources, the construction costs of such projects may exceed original estimates, and the construction of a property may not be completed on schedule. Development activities are also subject to risks relating to the inability to obtain, and delays in obtaining, all necessary entitlement, zoning, land-use, building, occupancy, and other required governmental permits and authorizations. Delays in construction will delay the opening of new venues. Management’s estimate of future income, expenses, and development costs may prove to be inaccurate. Contingencies in development activities beyond the control of Venu may occur.

The success of Venu’s business operations depends in part on its ability to acquire, develop, lease, and maintain live-music venues, and if it is unable to do so on acceptable terms, or at all, its results of operations could be adversely affected.

The Company’s business requires access to venues to generate revenue from live music concerts and other events. The Company has entered into a number of leasing and operating agreements for its venues. If the Company is unable to renew these agreements or to obtain new agreements on favorable, acceptable terms that are compatible with the Company’s existing operations, the Company’s operations may be negatively impacted.

The Company’s ability to continue expanding its operations through the development of new, and the expansion of existing, live music venues and restaurants is subject to a number of risks, including that (i) the construction of live music venues may result in cost overruns, delays, or unanticipated expenses; (ii) desirable sites for music venues may be unavailable or too costly; and (iii) the attractiveness of our existing venue locations may deteriorate over time. Growing or maintaining the Company’s existing revenue depends in part in making consistent investments in its venues. To meet long-term, increasing demand, improve value, and grow revenue, the Company may have several capital-improvement projects underway at any given time. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements.

The amount of capital expenditures can vary significantly from year to year. In addition, actual costs could vary materially from the Company’s estimates if its assumptions about the quality of materials, equipment, or workmanship required or the cost of financing such expenditures were to change. Construction is also subject to governmental permitting processes, which, if modified, could materially affect the Company’s ultimate costs.

Additionally, the market potential of the Company’s live music venues, concerts, and restaurants cannot be precisely determined. The Company may face competition in markets from unexpected sources. Because of that competition, the Company may be unable to add to or maintain its collection of live music venues and concert and restaurant offerings on terms it considers acceptable.

Venu’s reliance on third-party operators to manage and operate Ford Amphitheater and future amphitheater locations exposes Venu to risks, including profit sharing, limited operational control, non-compete restrictions, indemnification obligations, and potential disruptions from the termination or renewal of operating agreements.

We rely, or may rely, on third-party operators to manage and operate certain of our live-music and entertainment venues. For example, Venu partnered with AEG Presents — Rocky Mountains, LLC (“AEG”) to operate Ford Amphitheater in Colorado pursuant to an exclusive operating agreement between the parties. Our agreements with third-party operators typically include provisions regarding the sharing of profits, indemnification requirements, non-compete restrictions, and other limitations on our control over the venue’s operations. As a result, our reliance on third-party operators subjects us to certain unique risks.

Our profitability from venues for which we use a third-party operator depends, in part, on the operator’s performance and success. Any failure by an operator to effectively operate our venue may negatively impact our ticket sales and financial results. Any requirement to share profits with a third-party operator may limit our realization of the full financial benefits of our venues.

The use of third-party operators also inherently reduces Venu’s operational control over a venue and may impair Venu’s expansion capabilities in a given area due to non-compete restrictions. Lack of operational control over one of our venues may lead to inconsistencies in service quality, brand reputation, and overall customer experience, which may adversely impact our business.

Our exclusive operating agreement with AEG, for example, grants AEG the exclusive right to operate and use Ford Amphitheater for events, subject to limited exceptions such as Venu having the right to use and reserve the venue for local events or performances by bands that are not nationally recognized or promoted. In addition, the agreement provides for a defined split of the venue’s profits and losses between Venu and AEG in a range between 45% to 55% between the two parties, but gives each party certain opt-out rights for events such that a party may not be responsible for any losses that may result from certain events held at the venue (but will also not be entitled to any profits that may result from such events). The agreement also imposes restrictions on AEG from operating venues that are comparable to Ford Amphitheater within a defined radius of the venue and imposes restrictions on Venu from owning, operating, or developing a competing venue within a defined radius. Non-competition and development restrictions may limit our ability to expand our business in certain key markets, which could hinder our growth opportunities and competitive positioning.

Our exclusive operating agreement with AEG also includes renewal and termination provisions. If AEG fails to renew the agreement or if the agreement is terminated, Venu may face disruptions in the operation of Ford Amphitheater, unexpected costs to find a replacement operator, or the inability to continue operating Ford Amphitheater under terms similar to those defined in the AEG exclusive operating agreement.

Any of the foregoing risks, if realized, could have a material adverse effect on our business, financial condition, and results of operations. Further, any negative publicity or events concerning an operator or other locations it operates may adversely affect public perception of our venues operated by such operator.

Venu was previously engaged in litigation related to its construction and operation of Ford Amphitheater in a lawsuit that was ultimately dismissed by the district and appellate courts. If the plaintiffs were to appeal to the Colorado Supreme Court, an adverse outcome for Venu in the appeal could negatively affect Venu’s business operations and prevent Venu from fulfilling certain contractual obligations related to scheduled events at Ford Amphitheater. Venu may face similar lawsuits in other municipalities where it is constructing, or plans to construct, Sunset Amphitheaters.

The planning, construction, and development of Venu’s venues requires the Company to obtain and various governmental approvals and permits. As disclosed under “Venu Business — Legal Proceedings,” Venu, Venu Real Estate, LLC, and the City of Colorado Springs, Colorado (the “City”) were defendants in a lawsuit filed in the El Paso County District Court of Colorado on September 26, 2023 by a neighborhood association and an individual who sought to enjoin Venu’s construction and operation of Ford Amphitheater based on allegations that the venue would emit “unlawful noise pollution” in violation of state law. Venu filed a motion to dismiss, which the El Paso County District Court granted on January 11, 2024. The plaintiffs then filed an appeal to the Colorado Court of Appeals, which affirmed the dismissal of all claims against Venu on September 12, 2024.

Although Venu believes it complied with all applicable codes and procedures required to obtain the City of Colorado Springs’ approval to construct Ford Amphitheater, and is encouraged by the El Paso County District Court’s dismissal of the lawsuit and the Colorado Court of Appeals’ affirmation of the dismissal in September 2024, there is no assurance that the plaintiffs will not appeal to the Colorado Supreme Court or attempt to pursue other legal recourse. Any reversal of the dismissal affirmed by the Colorado Court of Appeals, the suspension, revocation, or rejection by the City of any of the permits or waivers required for Venu to continue its construction of and eventual operation of Ford Amphitheater, or any other unfavorable outcome from the appeal and litigation could subject Venu to adverse commercial ramifications and negatively impact Venu’s business operations, financial condition, construction timeline, and ability to comply with its contractual obligations to host scheduled concerts and events at Ford Amphitheater that began in August 2024. If Venu loses on appeal or if the process or outcome of the appeal delays Venu’s completion of Ford Amphitheater’s construction and delays the opening of that venue, Venu may be required to cancel or reschedule certain concerts and events, which would increase Venu’s costs for the events, could negatively impact attendance and food-and-beverage sales at the events and delay or decrease Venu’s ability to generate revenues through events scheduled at the venue.

Venu could face similar lawsuits in other locations where it is constructing, or plans to construct, Sunset Amphitheaters based on similar laws or other local ordinances. An adverse outcome of the appeal in Colorado could serve as precedent for claims to be brought by other potential plaintiffs in other jurisdictions, thereby exposing Venu to greater litigation risk. Any litigation of this nature, regardless of outcome, could result in substantial costs being incurred by Venu, management’s focus and resources being diverted, Venu’s expected timelines for construction, operations, and event hosting being impeded, and loss of revenues. Any of the foregoing risks and adverse outcomes could materially impact Venu’s business, financial condition, results of operations, and/or cash flows.

If Venu fails to execute its business strategy, which includes identifying, acquiring, and then developing new restaurant, amphitheater, and entertainment venue locations, and opening locations that are profitable, Venu’s business could suffer.

Venu’s primary means of achieving growth objectives is opening and operating new and profitable restaurants and entertainment venues, and its outdoor amphitheaters. This strategy involves numerous risks, and Venu may not be able to open all planned new venues, and the new locations that do open may not be profitable or as profitable as existing locations.

A significant risk in executing Venu’s business strategy is locating, securing, and then profitably operating suitable new locations for restaurants and music venues. Many of the larger projects Venu has undertaken, and, expects to undertake (being outdoor amphitheater projects), require a significant land footprint to locate the building, parking and other ancillary improvements. Locating, and then acquiring suitable sites is subject to numerous challenges, and there can be no assurance that Venu will be able to find sufficient suitable locations or negotiate suitable purchase or lease terms for planned expansion in any future period. Economic conditions may also reduce commercial development activity and limit the availability of attractive sites for new locations. New locations that open may experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly opened locations likely will not make a significant contribution to profitability in their initial months of operation. Venu’s ability to open and operate new locations successfully also depends on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following: ability to control construction and development costs of new restaurants and venues; ability to manage the local, state or other regulatory approvals and permits, zoning and licensing processes in a timely manner; ability to appropriately train employees and staff the venues; consumer acceptance of venues in new markets; and ability to manage construction delays related to the opening of a new venue. Delays or failures in opening new locations or achieving lower than expected sales in new locations could materially adversely affect business strategy and could have an adverse effect on business and results of operations.

Expansion into new geographic markets may present increased risks due to relative unfamiliarity with these markets.

Certain new venues, amphitheater and restaurant locations may be in areas in which Venu has not previously had a presence. Those new markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than current markets where Venu has operations, which may cause new locations to be less successful than restaurants and venues in Venu’s core market. An additional risk of expanding into new markets is the potential for lower or lacking market awareness of the Venu brand. Restaurants and venues opened in new markets may open at lower average weekly sales volumes than locations opened in Venu’s core market and may have higher facility-level operating expense ratios than in existing markets. Restaurants and venues opened in new markets may take longer to reach average unit volume and margins, if at all, thereby affecting our overall profitability.

The catastrophic loss of a facility could adversely affect business.

The catastrophic loss of any of Venu’s facilities, venues, or restaurant location due to unanticipated events, such as fires, an act of terrorism or violent weather, would likely reduce revenues during the affected period, and such reduction would likely have a material adverse impact on Venu’s operating results, at least until Venu is operating a significant number of facilities.

Venu’s operational costs may be greater than projected due to factors beyond Venu’s control that slow project development and may adversely impact Venu’s profitability.

The costs in the restaurant and music venue industries are often underestimated and may increase by reason of factors beyond Venu’s control. Such factors may include weather conditions, legal costs, labor disputes, governmental regulations, equipment breakdowns, property availability, governmental regulatory interference, insurance costs and other disruptions. While Venu intends to manage these costs diligently, the risk of running over budget is always significant and may have a substantial adverse impact on the profitability of Venu. In such event, additional sales of any of Venu’s equity securities or additional financing may be required to continue the business of Venu, and there can be no guarantee that Venu could successfully conclude such additional sales or obtain such additional financing at all or on terms that were acceptable to Venu, which could have a materially adverse effect on Venu and its operations.

Venu’s restaurants and live-music venues face intense competition, and if Venu is unable to continue to compete effectively, its business, financial condition, and results of operations would be adversely affected.

The restaurant industry is intensely competitive, and Venu faces many well-established competitors. Venu competes within each market with national and regional restaurant and retail chains and locally owned restaurants and retailers. Competition from other regional or national restaurant and retail chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources. Venu also faces competition as a result of the convergence of grocery, deli, retail, and restaurant services, particularly in the supermarket industry. It also faces competition from various off-premise meal replacement offerings including but not limited to home meal kits delivery, third-party meal delivery, and catering, and the rapid growth of these channels by competitors. Moreover, competitors can harm business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions, or hiring practices. Venu competes primarily on the quality, variety, and perceived value of menu and retail items. The number and location of restaurants, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities, and effectiveness of advertising and marketing programs also are important factors. Venu anticipates that intense competition will continue with respect to all of these factors. It also competes with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and other competitive pressures that could affect both the availability and cost of these important resources. If Venu is unable to continue to compete effectively, its business, financial condition, and results of operations would be adversely affected.

Venu may face challenges in building name recognition, developing its reputation, and protecting its brand and reputation from adverse events that may not be within Venu’s control, which could adversely impact its expansion efforts, its operating results, and its ability to attract talented performers, generate audience enthusiasm, sell tickets, and generate revenue from its venues.

To date, we have opened a limited number of restaurants and two indoor music venues in a total of two markets, and we opened our first outdoor amphitheater in August 2024 in one of our existing markets. As a company with limited history and operations, to date, our name and brand is not widely known. We believe that growing, protecting, maintaining and enhancing our name and brand recognition, and greater market awareness for our venues, is integral to our success in our current markets, particularly as we open Ford Amphitheater and as we seek to expand into new markets. Growing, protecting, maintaining and enhancing our brand will depend largely on our ability to develop and maintain venues that are desirable for performers and attendees both at the time of their opening and over time. This will depend on, other things, our ability to develop and maintain venues with features and amenities that are desirable for performers and attendees, and differentiate our venues from others, which we may not do successfully. The value of our name and brand may decline if we are unable to maintain our brand and venues as being disruptive, high quality and unique in the live music industry. Successfully growing and maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to open venues that prove successful and desirable in the industry (both for performers and attendees), and our ability to continue to open, develop and successfully differentiate our venues from competing facilities. Delays in opening venues, cancellations of planned shows (for various reasons), security and safety concerns related to our venues, negative publicity or reviews, negative experiences of performers or attendees, needed infrastructure upgrades and repairs that will occur from time to time, or other operational challenges may harm our reputation and brand. Unfavorable media coverage, negative publicity, or negative public perception about us or our venues, our industry, or actual or perceived negative experiences of performers or attendees at our venues may also harm our reputation and our brand. If events occur that damage our reputation and brand, our ability to grow revenues from our existing venues and to expand into new markets may be impaired, and our business, financial condition and results of operations may be harmed.

We also believe that the importance of name and brand recognition will increase as competition in our current or prospective markets increases, and the promotion of our venues, name, and brand may require substantial expenditures. We have invested, and expect to continue to invest, resources to increase our name and brand awareness, both generally and in specific geographies and to specific intended customer groups. There can be no assurance that our brand development strategies and investment of resources will enhance recognition of the Venu (or Venu) brand or name, or lead to increased demand for our venues. If our efforts to protect and promote our name and brand are not successful, our business, financial condition and results of operations may be adversely affected. In addition, even if our name and brand recognition and loyalty increases, revenue may not increase at a level commensurate with our marketing spend.

The entertainment business in which Venu operates is highly sensitive to customer tastes. The success of Venu’s business depends on Venu’s (and its contractual partners’) ability to attract popular artists and other live events to its venues. Venu and its partners may be unable to book events that generate demand, or anticipate or respond to changes in consumer preferences, which may result in decreased attendance at concerts and events hosted at Venu’s venues.

The success of Venu’s business depends, in part, upon its ability to offer live entertainment venues that are popular with customers. Moreover, Venu expects to rely, in part, on third parties (such as AEG Presents — Rocky Mountains, LLC, with whom Venu has entered into an operating agreement for Ford Amphitheater in Colorado Springs) to book events and acts at Venu’s venues. Although the agreements include performance targets as it relates to show and attendance numbers, the parties’ entry into these agreements do not assure that AEG or any other operator will be successful in booking a specific number of events at a particular venue in a given year. In addition, Venu is obligated to split certain venue and event costs and revenues with these third-party operators and may also be required to make other accommodations to those parties in connection with their agreement to serve as the operator of a venue, such as providing the operator with a right of first offer for future venues that Venu constructs. There may be a limited number of popular artists, groups, or events that can attract audiences to venues and Venu’s business would suffer to the extent that its venues are unable to attract such artists, groups, and events to perform at its venues, or its third-party contractual partners are unable to perform under their agreements with Venu or to fulfill the parties’ expectations.

Moreover, the live music industry competes with other forms of entertainment for consumers’ discretionary spending. Within this industry, Venu competes with other venues to book artists in the markets in which it currently (or plans to) promotes music concerts, and Venu faces competition from other promoters and venue operators. Competitors compete with Venu for key employees who may have relationships with popular music artists and who have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to existing and potential artists. Competitors may develop services, advertising options, or music venues that are equal or superior to those Venu provides or that achieve greater market acceptance and brand recognition. Across the live music industry, it is possible that new competitors may emerge and rapidly acquire a significant market share.

Venu’s success depends, in significant part, on entertainment and leisure events and economics, and other factors adversely affecting such events could have a material adverse effect on business, financial condition, and results of operations.

A decline in attendance at or reduction in the number of live entertainment and leisure events may have an adverse effect on revenue and operating income. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending and advertisers have reduced their advertising expenditures. The impact of economic slowdowns on business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and Venu’s ability to generate revenue. The risks associated with Venu’s businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment, sporting, and leisure events. Many of the factors affecting the number and availability of live entertainment and leisure events are beyond Venu’s control. Venu’s success depends, in significant part, on entertainment and leisure events and economic and other factors adversely affecting such events could have a material adverse effect on business, financial condition and results of operations. A decline in attendance at or reduction in the number of live entertainment and leisure events may have an adverse effect on revenue and operating income. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending and advertisers have reduced their advertising expenditures. The impact of economic slowdowns on business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and Venu’s ability to generate revenue. The risks associated with its businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment, sporting, and leisure events.

Venu’s business depends on discretionary consumer and corporate spending, which may be impacted by market volatility and challenging economic conditions.

Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income, unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, and inflation can significantly impact Venu’s operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact Venu’s operating results. These factors can affect attendance at Venu’s events, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of any sponsors of Venu’s venues, events, and the industry. Negative factors such as challenging economic conditions and public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor may impact Venu’s results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any future deterioration in economic conditions, thereby possibly impacting Venu’s operating results and growth.

Portions of Venu’s business are subject to seasonal fluctuations and its operating results and cash flow likely will vary from period to period.

A significant portion of Venu’s future growth projections stem from the suite of outdoor amphitheaters it intends to construct and own. Those venues will hold larger, and more consistent events in the second and third fiscal quarters. As a result Venu’s revenues and expenses are expected to be seasonal in nature and operating results and cash flow likely will reflect significant variation from period to period. Consequently, period-to-period comparisons of our operating results may not necessarily be meaningful and the operating results of one period are not indicative of our financial performance during a full fiscal year. This variability may adversely affect Venu’s business, results of operations and financial condition.

Poor weather adversely affects attendance at live music events, which could negatively impact Venu’s financial performance from period to period.

A significant portion of Venu’s business is the hosting and promotion of live music events. Weather conditions surrounding these events affect sales of tickets, concessions, and merchandise, among other things. Poor weather conditions can have a material impact on results of operations particularly because Venu can only promote and/or ticket a finite number of events. Increased weather variability due to climate change exacerbates weather-related issues. Due to weather conditions, Venu may be required to cancel or reschedule an event to another available day or a different venue, which would increase costs for the event and could negatively impact the attendance at the event as well as concession and merchandise sales. Poor weather can affect current periods as well as successive events in future periods.

There is a risk of personal injuries and accidents in connection with live music events, which could subject Venu to personal injury or other claims and increase expenses, as well as reduce attendance at its live music events, causing a decrease in revenue.

There are inherent risks involved with organizing and producing live music (and other entertainment) events. As a result, personal injuries and accidents may occur in the future, from time to time, which could subject Venu to claims and liabilities for personal injuries. Incidents in connection with Venu’s live music events at any of its venues that its owns or rents could also result in claims, reducing operating income or reducing attendance at its events, which could cause a decrease in revenue. In addition, while Venu has security protocols in place at its events, illegal drug use or alcohol consumption at events could result in negative publicity, adverse consequences (including illness, injury, or death) to the persons engaged in such activities or others, and litigation against Venu. While Venu maintains insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect it from material financial loss for personal injuries sustained by persons at its venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

The sale of food and prepared food products for human consumption involves a risk of injury to customers.

Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling, and transportation phases. Additionally, many of the food items on the restaurants Venu owns contain beef and chicken. The preferences of customers toward beef and chicken could be affected by changes in consumer health or dietary trends and preferences regarding meat consumption or health concerns and publicity concerning food quality, illness, and injury generally. In recent years there has been publicity concerning E. Coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, salmonella, African swine fever, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken, pork, dairy and eggs. In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products. A decrease in guest traffic to venues, a change in mix of products sold or an increase in costs as a result of these health concerns either in general or specific to operations could result in a decrease in sales or higher costs to venues that would materially harm business.

The price and availability of food, ingredients, retail merchandise, transportation, distribution, and utilities used by Venu’s venues could adversely affect revenues and results of operations.

Venu is subject to the general risks of inflation, and Venu’s operating profit margins and results of operations depend significantly on its ability to anticipate and react to changes in the price, quality and availability of food and other commodities, ingredients, retail merchandise, transportation, distribution, utilities, and other related costs over which Venu has limited control. Fluctuations in economic conditions, weather, demand, and other factors affect the availability, quality and cost of the ingredients and products that Venu buys. Furthermore, many of the products that Venu uses and their costs are interrelated. Changes in global demand for corn, wheat and dairy products could cause volatility in the feed costs for poultry and livestock. The effect of, introduction of, or changes to tariffs or exchange rates on imported retail products or food products could increase costs and possibly affect the supply of those products. Changes in demand for over the road transportation and distribution services could cause volatility, increase costs, and affect operating margins. In addition, food safety concerns, widespread outbreaks of livestock and poultry diseases, such as, among other things, the avian flu and African swine fever, and product recalls, all of which are out of Venu’s control, and, in many instances, unpredictable, could also increase costs and possibly affect the supply of livestock and poultry products. Venu’s operating margins are also affected, whether as a result of general inflation or otherwise, by fluctuations in the price of utilities such as natural gas and electricity, on which Venu’s locations depend for much of their energy supply. Venu’s inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on its results of operations.

Recent inflationary pressures have materially impacted our business operations, particularly in connection with increased supply costs, labor cost pressures, and changes in consumer behavior and discretionary spending, all of which have impacted our business decisions and profitability. The costs for essential ingredients needed for our restaurants and entertainment venues have substantially increased over the past year. According to the Bureau of Labor Statistics and the National Restaurant Association, wholesale food prices increased 9.7% from February 2023 to February 2024 and have risen across a broad spectrum of commodities. For example, looking at producer prices for commodities from February 2023 to February 2024, price increases have occurred in chicken eggs of 183.3%, potatoes of 23.0%, fresh fruits and melons of 16.2%, coffee of 14.2%, pork of 10.4%, beef and veal products of 9.5%, and sugar and confectionary of 9.4%. As a result of the widespread upward pressure on the prices of essential commodities, we have had to pay higher prices to our suppliers for food, beverage, and other materials necessary for our operations. Although we have passed a portion of these costs onto our customers through increases in our menu prices, because we provide moderately priced products, Venu may not seek to or be able to pass along price increases to our customers sufficient to completely offset the cost increases we have incurred. Our ability to fully pass on increased costs to consumers is restricted by the potential for reduced customer demand. As a result, we have absorbed some of the cost increases, which negatively affects our margins and puts further pressure on our bottom line.

We have also seen changes in consumer behavior that we attribute to inflationary pressures, particularly impacting consumers’ discretionary-spending behaviors. We have observed that customers are more cautious about the overall costs of food, beverages, and spending on non-essential items and activities such as dining at restaurants, purchasing tickets for live entertainment concerts and shows, and purchasing food and drinks during events. If persistent, this shift in consumer-spending pattern may result in lower demand for both our restaurant offerings and live entertainment events, which would negatively affect our revenue.

If inflationary pressures are persistent or worsen, Venu’s business could be further negatively impacted by rising supply costs and changes in consumer behavior, which could result in additional price increases, reduced demand for our restaurant and event offerings, and continued pressure on our profitability. Any of those negative results could materially adversely affect our financial condition and results of operations.

Venu and its venues may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or disease epidemics.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, public health concerns such as contagious disease outbreaks, natural disasters, or similar events, may deter artists from touring and/or substantially decrease the use of and demand for services and the attendance at live music events, which may decrease revenue or expose Venu to substantial liability. The terrorism and security incidents in the past, military actions in foreign locations, periodic elevated terrorism alerts and fears from publicized contagious disease outbreaks have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

In the event of actual or threatened terrorism events, some artists may refuse to travel or book tours, which could adversely affect business. Attendance at events may decline due to fears over terrorism and contagious disease outbreaks, which could adversely impact operating results. While it is constantly evaluating the security precautions for events in an effort to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances that it won’t face liabilities, which could be substantial and materially impact our operating results, in connection with such terrorist attacks at events.

While Venu has health and safety programs designed to mitigate the risks that are inherent in the staging of concerts and other events, as well as those associated with extraordinary occurrences or actions that may take place at events, there can be no assurances that these programs will be sufficient to fully cover every possibility. Despite Venu’s best efforts, some occurrences or actions are difficult to foresee and adequately plan for, which could lead to fan, vendor, or employee harm resulting in fines, penalties, legal costs, and reputational risk that could materially and adversely impact our business and results of operations.

Health concerns, government regulation relating to the consumption of food products, and widespread infectious diseases could impact consumer preferences and negatively affect results of operations.

Much like the COVID-19 pandemic, the United States and other countries have experienced, or may experience in the future, outbreaks of other viruses, such as norovirus, the bird/avian flu, or other diseases. As experienced with the COVID-19 pandemic, if a regional or global health pandemic occurs, depending upon its location, duration, and severity, Venu’s business could be severely affected. In the event a health pandemic occurs, customers might avoid public places, and local, regional, or national governments might limit or ban public gatherings to halt or delay the spread of disease. Jurisdictions in which we have restaurants and venues may impose mandatory closures or impose restrictions on operations. If a virus is transmitted by human contact or respiratory transmission, employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which would adversely affect restaurant guest traffic or perform functions at the corporate level. A regional or global health pandemic might also adversely affect business by disrupting or delaying production and delivery of materials and products in supply chain and causing staffing shortages in our stores.

Risks Related to Governmental Regulation

Venu is subject to extensive governmental regulation and changes in these regulations and its failure to comply with them may have a material negative effect on the Company’s business and results of operations.

Venu’s business is subject to the general powers of federal, state and local governments, including those outlined below.

● Venue-related Permits/Licenses. Venu’s venues, like all public spaces, are subject to building and health codes and fire regulations imposed by state and local government as well as zoning and outdoor advertising and signage regulations. Venu also requires a number of licenses in multiple jurisdictions to operate, including, but not limited to, occupancy permits, exhibition licenses, food and beverage permits, liquor licenses, signage entitlements and other authorizations. Failure to receive or retain, or the suspension of, liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at our venue. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. Venu is subject to “dram shop” statutes in certain states, which generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Venu’s liability insurance coverage may not be adequate or available to cover any or all such potential liability. Any failure to maintain these permits or licenses could have a material negative effect on Venu’s business and results of operations.

● Public Health and Safety. As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, Venu’s revenues declined substantially in 2020 and 2021. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to future outbreaks of COVID-19 (including variants) or another pandemic or public health emergency. Venu is unable to predict what the long-term effects of these events, including renewed government regulations or requirements, will be. For example, future governmental regulations adopted in response to a pandemic may impact the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses.

● Environmental Laws. The amphitheaters and venues Venu develops are subject to federal, state, and local environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Compliance with these regulations and the associated costs may be heightened as a result of the purchase, construction or renovation of a venue. Additionally, certain laws and regulations could hold the Company strictly, jointly and severally responsible for the remediation of hazardous substance contamination at its facilities or at third-party waste disposal sites, as well as for any personal injury or property damage related to any contamination. Venu’s commercial general liability and/or the pollution legal liability insurance coverage may not be adequate or available to cover any or all such potential liability.

● Data Privacy. Venu is subject to various data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium, are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.

The data protection landscape is rapidly evolving in the United States. As Venu’s operations and business grow, it may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and a number of other states, including Virginia, Colorado, Utah and Connecticut, have also passed similar laws, and various additional states may do so in the near future. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. Venu has not yet determined the impact that these future laws and regulations may have on its business. In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.

Venu’s business is, and may in the future be, subject to a variety of other laws and regulations, including licensing, permitting, working conditions, labor, immigration and employment laws; health, safety and sanitation requirements; and compliance with the Americans with Disabilities Act (and related state and local statutes).

Any changes to the legal and regulatory framework applicable to Venu’s business could have an adverse impact on its businesses and its failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability or government actions that could have a material negative effect on Venu’s business and results of operations.

Zoning and governmental approvals could hinder, delay, or completely inhibit Venu’s ability to own, develop, lease, and construct upon the real estate upon which it intends to build new restaurants and venues.

Real estate development and ownership is subject to extensive regulation related to zoning, land use, building design, taxation, construction materials, warranties, environmental protection, and workplace safety, among others. Projects may be subject to legal challenges brought by governmental authorities or private parties. Local governments may enact growth control initiatives, annexation or building restrictions, impose moratoriums to restrict development or other adverse economic or monetary policies, impose nuisances and other conditions on development of particular sites, and increase the fees imposed on developers to fund roads, schools, open spaces, or affordable housing. Any of the foregoing could prevent Venu from undertaking or completing a particular project, impair its ability to sell or dispose of certain properties, force it to implement design changes, increase the cost of obtaining the necessary approvals, and/or cause delays in the approval process.

Various components of the construction and development of new venue locations will require approvals from local government officials or agencies. Land-use regulations, construction permits, and other regulatory requirements at the state and local level can require significant time and knowledge to obtain. There is no assurance that these regulatory requirements can be satisfied or will not be delayed due to factors beyond Venu’s control or otherwise. Failure to obtain the required approvals in a timely manner, or at all, may result in delays or abandonment of site locations Venu is developing or plan to develop. Any funds spent by Venu prior to that determination may be lost.

Venu’s ability to meet labor needs while controlling costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation, payroll taxes and changing demographics.

Many employees are hourly workers whose wages are affected by increases in the federal or state minimum wage or changes to tip credits. Tip credits are the amounts an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes. Increases in minimum wage levels and changes to the tip credit have been made and continue to be proposed at both federal and state levels. As minimum wage rates increase, the Company may need to increase not only the wages of minimum-wage employees but also the wages paid to employees at wage rates that are above minimum wage. If competitive pressures or other factors prevent the Company from offsetting increased labor costs by increases in prices, profitability may decline.

The restaurant business is subject to a significant amount of regulation and licensing requirements that could adversely affect our business or require changes to our business practices.

The Company’s business is subject to various federal, state, and local government regulations, including those relating to food safety and disclosure, alcoholic beverage sale and control, public accommodations, and public health and safety. These regulations are subject to continual changes and updating. Difficulties or failures in obtaining or maintaining the required licenses and approvals or maintaining compliance with existing or newly enacted requirements could delay the opening or affect the continued operation and profitability of one or more restaurants in a particular area.

The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements.

Compliance with consumer-privacy laws, payment-card security standards, data-storage regulations, and other laws and regulations that aim to protect customers’ data privacy may result in cost increases due to necessary system changes and the development of new administrative processes. In addition, customers and employees have a high expectation that Venu will adequately protect their personal information. For example, in connection with credit and debit card sales, Venu transmits confidential card information. Third parties may have the technology or know-how to breach the security of this customer information, and security measures and those of its technology vendors may not effectively prevent others from obtaining improper access to this information. If Venu fails to comply with the laws and regulations regarding privacy and security or experience a security breach, it could be exposed to risks of data loss, regulatory investigations and/or penalties, a loss of the ability to process credit and debit card payments, substantial inconvenience or harm to guests, litigation, and serious disruption of operations. Additionally, any resulting negative publicity could significantly harm Venu’s reputation and damage its relations with guests. As privacy and information security laws, regulations and practices change and cyber risks continue to evolve, Venu may incur additional costs to ensure it remains in compliance and protect guest, employee, and Company information.

Various federal and state employment laws govern the relationship between the Company and its employees and affect the Company’s operating costs.

State and federal employment laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Additional government-imposed increases in federal and state minimum wages, overtime pay, paid leaves of absence, and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive tips or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm operating results.

General Business and Personnel Risks

A material disruption in information technology, network infrastructure and telecommunication systems could adversely affect business and results of operations.

Venu relies extensively on information technology across operations, including, but not limited to, point of sales processing, supply chain management, retail merchandise allocation and distribution, labor productivity and expense management. Its business depends significantly on the reliability, security, and capacity of information technology systems to process these transactions, summarize results, manage, and report on business and supply chain. Its information technology systems are subject to damage or interruption from power outages, computer, network, cable system, internet and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If Venu’s information technology and telecommunication systems are damaged or cease to function properly, it may have to make a significant investment to repair or replace them and could suffer loss of critical data and interruptions or delays in operations in the interim. Any material interruption in information technology and telecommunication systems could adversely affect business or results of operations. In addition, some of these essential technology-based business systems are outsourced to third parties. While Venu makes efforts to ensure that its outsourced providers are observing proper standards and controls, it cannot guarantee that breaches, disruptions, or failures caused by these providers will not occur.

A privacy breach or cybersecurity attack could adversely affect Venu’s business and operations.

The protection of customer, employee, and Company data is critical to Venu. It is subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. As a merchant and service provider of point-of-sale services, Venu is also subject to the Payment Card Industry Data Security Standard issued by the Payment Card Industry Council.

Failure to maximize or to successfully protect and assert Venu’s intellectual property rights could adversely affect business and results of operations.

Venu relies on trademark, unfair competition, trade secret, and copyright laws to protect its intellectual property rights. Venu has registered certain trademarks and service marks with appropriate governmental authorities, but there can be no guarantee that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that Venu will not be able to obtain and perfect its own intellectual property rights, or, where appropriate, to license intellectual property rights necessary to support new product introductions or other brand extensions. There is no guarantee that these rights, if obtained, will not be invalidated, circumvented, or challenged in the future. Venu’s failure to protect or successfully assert its intellectual property rights could make it less competitive and could have an adverse effect on Venu’s business and results of operations.

We may be subject to claims that we infringed upon certain third-party intellectual property rights, which, even if meritless, could be costly to defend and could adversely affect our business, results of operations, financial condition, and prospects.

The success of our business depends, in part, on our success in developing and marketing our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, from time to time, we may be subject to legal proceedings and other claims in the ordinary course of business alleging infringement of third-party intellectual property rights. Third parties may be able to successfully challenge, oppose, invalidate, render unenforceable, dilute, misappropriate, or circumvent our trademarks and other intellectual property rights, even if we were unaware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights.

We cannot predict the outcome of lawsuits and cannot ensure that the results of any such claims will not adversely affect our business, results of operations, financial condition, or prospects. Our failure to protect our intellectual property rights in a meaningful manner could damage our reputation, erode our brand names and other IP, and strain or harm our business relationships. Accordingly, litigation may be necessary to determine the validity and scope of proprietary rights claimed by third parties, assert and enforce our intellectual property rights, and defend against third-party infringement claims. Defending against such claims would be costly and time-consuming. Any such litigation or claims, regardless of merit or outcome, could cause us to incur significant expenses and could divert our management and resources. If successfully asserted against us, such claims could inhibit our ability to offer certain products or services, require us to pay substantial costs and damages, force us to obtain licenses to continue our operations, compel us to adopt costly re-designs or modifications, or subject us to other unfavorable terms.

Venu is involved in a number of related-party transactions.

Many of the officers, directors, and principal shareholders of Venu (and its subsidiaries) are involved in Venu’s management and operations, including in roles as officers, directors, managers, and/or equity holders of Hospitality Income & Asset, LLC and 13141 BP, LLC, and landlords to three of Venu’s operating subsidiaries: BBST, BBP, and Notes. Furthermore, several shareholders are members of Venu’s landlords in Gainesville, Georgia. Additionally, many of the founders, officers, directors, and shareholders of Venu (and its subsidiaries) are involved as officers, directors, and executives of Roth Industries, the parent company of Roth Premium Foods, LLC, which is the licensee of the counterparty to the Bourbon Brothers licensing agreement. For a description of the related-party transactions involving Venu, its subsidiaries, and its management, see the “Certain Relationships and Related-Party Transactions” section of this Annual Report.

Venu is dependent on its key personnel and will need to hire additional personnel. Venu’s hiring abilities may be strained by current employment trends and economic conditions.

Venu’s future successes depend on its ability to identify, attract, hire, train, retain and motivate highly skilled executive, technical, sales and marketing, business development, and store level personnel including restaurant managers and kitchen managers. Venu is currently particularly dependent on the efforts of JW Roth. The loss of Mr. Roth would likely have a significant negative impact on Venu’s operations and growth strategies. Competition for qualified personnel may be intense. If Venu fails to successfully attract, assimilate, and retain a sufficient number of such personnel, its business will suffer.

Venu’s officers, directors, and principal shareholders collectively own a substantial portion of our Common Stock.

Collectively, Venu’s officers and directors beneficially own approximately 39.9% of our outstanding Common Stock as of March 15, 2025. Specifically, JW Roth, our Chairman, Chief Executive Officer, and founder, beneficially owns approximately 34.2% of the voting power of our Common Stock; Robert Mudd, our Senior Vice President of Construction and Market Expansion, beneficially owns approximately 1.8%; Heather Atkinson, our Chief Financial Officer, Secretary, and one of our directors, beneficially owns approximately 1.3%; Mitchell Roth, one of our directors, beneficially owns approximately 1.7%; and each of our other officers and directors beneficially own less than 1%. As a result, shareholders may face challenges in affecting matters involving our Company, including:

● the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

● any determination with respect to mergers or other business combinations;

● our acquisition or disposition of assets; and

● our corporate financing activities.

Our officers, directors, and principal shareholders may act in concert to significantly influence these and other matters requiring shareholder approval. Furthermore, this concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. This significant concentration of share ownership may also adversely affect the trading price for our Common Stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of shareholders.

Venu’s officers and directors do not owe a duty of exclusivity to Venu.

Venu’s officers and directors are not required to devote all of their business time to Venu as their sole and exclusive function or business. Certain members of our management team have other business interests and may engage in other activities and pursue other business opportunities in addition to those relating to Venu. Neither Venu nor any shareholder has any right to share or participate in such other investments or activities of management or to the income or proceeds derived therefrom.

Venu is dependent on attracting and retaining qualified employees while also controlling labor costs.

Venu’s business is dependent on attracting and retaining a large and growing number of qualified employees. Availability of staff varies widely from location to location. Many staff members are in entry-level or part-time positions, typically with high turnover rates. High turnover of store management and staff would cause Venu to incur higher direct costs associated with recruiting, training, and retaining replacement personnel. Management turnover as well as general shortages in the labor pool can cause venues to operate with reduced staff, which negatively affects the ability to provide appropriate service levels to customers. The market for the most qualified talent continues to be competitive and Venu must provide competitive wages, benefits, and workplace conditions to maintain the most qualified employees. Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruiting and training expenses.

Global economic and market uncertainty may adversely impact Venu’s business and operating results.

Uncertain global and macro-economic conditions have in the past and may in the future adversely impact Venu’s business. The current uncertainty in the worldwide economic environment together with other unfavorable changes in economic conditions, such as heightened inflation and interest rate increases currently being experienced or implemented by most developed economies, as well as recessions that have affected major countries, may negatively impact consumer confidence and spending, ultimately causing Venu’s customers to postpone purchases and may ultimately impact our profitability. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets. Venu could experience period-to-period fluctuations in operating results due to general industry or economic conditions and volatile or uncertain economic conditions can adversely impact sales and profitability and make it difficult for Venu to accurately forecast and plan its future business activities. Furthermore, inflationary pressure and increases in interest rates may negatively impact revenue, earnings and demand for Venu’s service and venue offerings. During challenging economic times, Venu’s current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to visit Venu’s restaurants and venues.

Risks Related to Ownership of Our Common Stock

The stock price of our Common Stock may be volatile or may decline regardless of our operating performance.

An active or liquid market in our Common Stock may not be sustainable. An inactive market may also impair our ability to raise capital by selling shares of our Common Stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of Common Stock as consideration.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our Common Stock.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition, and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

If certain communications used to market certain exempt offerings of membership interests conducted by the Company’s subsidiaries are deemed to have been an “offer” in violation of Section 5 of the Securities Act with respect to the Company’s initial public offering, the Company may be subject to claims for rescission by investors that participated in the initial public offering.

Certain of the Company’s special purpose entity (“SPE”) subsidiaries have conducted exempt private offerings of membership interests (“Subsidiary Offerings”). The Subsidiary Offerings have often been generally referenced by the Company as “firepit suite” sales (with a key focus being on a holder’s right to use and “own” a specific firepit suite in a specific amphitheater and on the real property asset owned by the particular SPE subsidiary). Having third parties own certain stakes or rights in SPE assets, and being afforded various in-kind rights and benefits for their use at specific venues, has lent to the Company’s general mantra of being “fan owned.”

In connection with these Subsidiary Offerings, the Company’s SPE subsidiaries marketed the Subsidiary Offerings through various general solicitation efforts and communications (“Subsidiary Communications”), including posting references to or information about the Subsidiary Offering investment opportunities to the Company’s website, which described the type of security being offered by each specific subsidiary, the venue and geographic location each such Subsidiary Offering related to, and the anticipated benefits to prospective investors in each SPE subsidiary, as well as forms of print or other broadcast media that was generally geographically targeted to prospective investors in a given market where a venue was set to be developed.

The Subsidiary Communications related or eluded solely to opportunities in certain of the Company’s SPE subsidiaries and, unlike the initial public offering conducted by the Company pursuant to the registration statement of which the initial-public-offering prospectus was a part, did not in any way relate to a prospective investment in the Company as a whole, or to the Company’s offering of Common Stock at the parent corporation level.

The Company does not believe that the Subsidiary Communications and marketing efforts described above constitute a violation of Section 5 of the Securities Act or of applicable provisions of state securities laws. However, if such communications were held by a court to be “offers” in violation of Section 5 of the Securities Act or applicable provisions of state securities laws with respect to the initial public offering that the Company previously conducted, purchasers of shares of Common Stock in the initial public offering may have rescission rights or claims for damages. Upon exercise of any such rescission rights, the Company could be required to repurchase the shares sold to investors in the initial public offering, for any consideration determined to have been paid for such shares, with interest thereon, less the amount of any income received therefrom, or for damages if the shares are no longer owned by any such investor, for a period of one year following the date of the violation. Similar remedies could be available to investors under state securities laws. The amount of any such potential liability is uncertain. The Company would contest vigorously any claim that a violation of the Securities Act or applicable provisions of state securities law occurred.

Widespread market volatility and fluctuations in the share price of our Common Stock could expose us to costly securities litigation.

In the past, following periods of market volatility, public company shareholders have often instituted securities class action litigation. If we were involved in securities litigation, it could impose a substantial cost upon us and divert the resources and attention of our management from our business.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including from transactions we may consummate in the succeeding three-year period. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability.

Our Articles of Incorporation permit “blank check” Preferred Stock, which can be designated by our Board of Directors without shareholder approval.

Our Amended and Restated Articles of Incorporation (our “Articles of Incorporation”) authorize the Board to issue up to 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series, each of which will have a distinctive designation or title as determined by our Board. To date, we have not denominated any series of Preferred Stock. Our Articles of Incorporation authorize the Board to establish the designations, preferences, limitations, restrictions, and relative rights of the Preferred Stock and any variations in the relative rights and preferences as between different series of Preferred Stock in accordance with the CBCA. As such, the Board could establish a series of Preferred Stock with enhanced dividend rights, rights of redemption, sinking funds to pay dividends, liquidation, and other rights that would be different than, and preferential to, the rights of the holders of our Common Stock. Because our Board is able to designate the powers and preferences of the Preferred Stock without the vote of a majority of our shareholders, holders of our Common Stock will have no control over what designations and preferences any newly designated Preferred Stock will have.

Certain provisions in our Governance Documents could make a merger, acquisition, other change in control, tender offer, or proxy contest more difficult and may prevent shareholder attempts to replace or remove our current management, which could depress the trading price of our Common Stock.

Certain provisions in our Articles of Incorporation and our Bylaws (our “Bylaws”; together with our Articles of Incorporation, our “Governance Documents”) could depress the trading price of our Common Stock by acting to discourage, delay, or prevent a merger, acquisition, tender offer, proxy contest, or other change in control of us or change in our management that our shareholders may deem favorable or advantageous, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions could limit the price that investors are willing to pay in the future for our Common Stock, thereby depressing the market price of our Common Stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board. Among other things, these provisions:

● permit the Board to establish and change the authorized number of directors and to fill any vacancies and newly created directorships;

● authorize the issuance of “blank check” Preferred Stock that our Board could use to implement a shareholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board;

● establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by shareholders at annual shareholder meetings; and

● authorize the Board to adopt, amend, or repeal our Bylaws.

Any provision in our Governance Documents that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

Certain limitation-of-liability and indemnification provisions in our Governance Documents may discourage shareholders from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties, may reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit the Company and other shareholders, and may adversely impact shareholders’ investments to the extent that the Company pays the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Our Articles of Incorporation contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the CBCA. Consequently, our directors will not be personally liable to us or our shareholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

● any breach of the director’s duty of loyalty to us or our shareholders;

● any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law; or

● any transaction from which the director derived an improper personal benefit.

Our Bylaws require us to indemnify our directors and officers, and allow us to indemnify other employees and agents, to the fullest extent permitted by the CBCA. Subject to certain limitations and limited exceptions, our Bylaws require us to advance expenses incurred by our directors and officers for the defense of any action for which indemnification is required or permitted.

While we believe that including the limitation-of-liability and indemnification provisions in our Governance Documents and indemnification agreements is necessary to attract and retain qualified persons such as directors, officers, and key employees, those provisions may discourage shareholders from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit the Company and other shareholders. Further, a shareholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers and advance expenses as required by these indemnification provisions. Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us. Moreover, while we maintain directors’ and officers’ liability insurance, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may adversely impact our cash position.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that equity research analysts publish about us and our business. As a newly public company, we may have only limited research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our Common Stock, and such lack of research coverage may adversely affect the market price of our Common Stock. In the event we do have equity research coverage, we will not have any control over the analysts or the content and opinion included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of the Company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn would cause our stock price or trading volume to decline.

Risks Related to Being and Reporting as a Public Company

If we fail to establish and maintain an effective system of internal control or disclosure controls and procedures are not effective, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue its own opinion on our internal controls over financial reporting. The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming. We cannot be certain that the measures we will not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board or a supplement to the auditor’s report providing additional information about the audit and the financial statements; undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on the NYSE American or other national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which may reduce our stock price.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

● being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

● not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

● not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

● reduced disclosure obligations regarding executive compensation; and

● not being required to hold a non-binding advisory vote on executive compensation or obtain shareholder approval of any golden parachute payments not previously approved.

In addition, as an “emerging growth company” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless we later irrevocably elect not to avail ourselves of this exemption. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (1) following the fifth anniversary of the completion of our initial public offering, (2) in which we have total annual gross revenue of at least $1.235 billion, or (3) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of September 30 of the prior year; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We are also a “smaller reporting company,” meaning that the market value of our Common Stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700 million, and our annual revenue was less than $100 million during the most recently completed fiscal year. We are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, including, among other things, providing only two years of audited financial statements in this Annual Report on Form 10-K, and, similar to emerging growth companies, providing reduced disclosure obligations regarding executive compensation. In addition, for as long as we are a smaller reporting company with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company make it harder for investors to analyze our results of operations and financial prospects. To the extent we take advantage of the reduced disclosure obligations available for smaller reporting companies, it may be difficult or impossible to compare our financial statements with other public companies. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of shares of our Common Stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceed $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Investors may find our find our Common Stock less attractive to the extent we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our stock price may be more volatile.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after Venu is no longer an emerging growth company (or, to a lesser extent, a smaller reporting company), Venu will incur significant legal, accounting, and other expenses that it did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American, and other applicable securities rules and regulations implemented by the SEC and the NYSE American have imposed various requirements on public companies, including requiring that they establish and maintain effective disclosure and financial controls and corporate governance practices. As an “emerging growth company,” Venu is permitted by legislation to implement many of these requirements over a longer period of time and up to five years from the pricing of our initial public offering. Although Venu intends to take advantage of this legislation, Venu will still incur additional expenses to comply with the demands of being a public company.

We expect that Venu will likely need to hire additional accounting, finance, and other personnel in connection with Venu’s efforts to comply with the requirements of being a public company, and Venu’s management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase Venu’s legal and financial compliance costs and will make some activities more time-consuming and costly. Venu is currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs Venu may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Shareholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costlier. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related-party transaction disclosures.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result, we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. We intend to invest resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Pronouncements.”

There are many risks associated with forward-looking information in this Annual Report.

Much of the information presented in this Annual Report contains forward-looking statements. Although the Company believes the forward-looking statements have reasonable bases, it cannot offer any assurance that it will be able to conduct the operations as contemplated. You should carefully review all of the information and assumptions contained in this Annual Report with your legal, tax, financial, investment, and accounting advisors.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity, and availability of our critical systems and information. While everyone at our company plays a part in managing cybersecurity risks, primary cybersecurity oversight responsibility is shared by our board of directors and senior management.

Our cybersecurity risk management program includes the following strategies for managing cybersecurity risks:

●	Risk Assessment Processes: We conduct regular risk assessments to proactively identify potential cybersecurity threats and vulnerabilities. These assessments involve thorough evaluations of our IT infrastructure, data systems, and processes to pinpoint areas of weakness.

●	Proactive Security Measures: In addition to risk assessments, we employ proactive security measures to enhance our cyber defenses. These measures include the continuous monitoring of network activity, the implementation of access controls and encryption protocols, and the deployment of intrusion detection systems to swiftly detect and respond to any suspicious activities.

●	Framework for Identifying and Mitigating Threats: We follow a framework for identifying and mitigating cybersecurity threats, which outlines procedures for threat detection, incident response, and risk mitigation.

●	Employee Training and Awareness Programs: We provide training to our management and employees designed to equip employees with the knowledge and skills necessary to identify and respond to cybersecurity risks, tailored based on the persons’ roles within our organization.

●	Technology and External Consultants: We use external consultants or other third-party experts and service providers, where considered appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity controls.

Over the past fiscal year, we have not identified risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material adverse effect on our reputation, as well as our operations, business strategy, operating results, and financial condition.

Board Governance

Our board of directors is charged with overall oversight of our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. However, certain members of management are to report to our board of directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our board of directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our board of directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the board of directors. This includes a discussion of the likelihood and potential magnitude of various risks, including cybersecurity risks, and any actions management has taken to limit, monitor or control those risks.

Item 2. Properties

Corporate Office

Our principal executive office is located at 1755 Telstar Drive, Suite 501, Colorado Springs, Colorado 80920.

Venue-Related Properties

Venu indirectly owns properties through certain of its subsidiaries or controlled entities. The table below summarizes Venu’s portfolio of real estate as of the date of this Annual Report, indicating which of subsidiaries or entities owns each property. Venu is also party to certain agreements by which it (directly or through a subsidiary) expects to close upon and acquire real estate in Broken Arrow, Oklahoma (related to the Sunset at Broken Arrow), McKinney, Texas (related to the Sunset at McKinney), and El Paso, Texas (related to the Sunset at El Paso).

Subsidiary Owner	Size and Location	Status and Operations
Sunset Hospitality Collection LLC	4.98 acres in Colorado Springs, CO	Site where Roth’s Seafood & Chophouse, Brohan’s bar, and Notes Hospitality Collection are being constructed; leased from Sunset Hospitality Collection LLC to Roth Seafood & Chophouse LLC and Notes Hospitality Collection LLC
Notes CS I DST	9.41 acres in Colorado Springs, CO	Site where Ford Amphitheater is located; leased to The Sunset Amphitheater LLC pursuant to a ground lease
NLRE	1.05 acres in Colorado Springs, CO	Vacant land open for development next to Ford Amphitheater
NLRE	≈ 5.54 acres in Colorado Springs, CO	Developed as a parking lot in connection with the Ford Amphitheater
Hospitality Income & Asset, LLC	1.5 acres in Colorado Springs, CO	Site where BBST CO restaurant operates; leased from Hospitality Income & Asset, LLC to Bourbon Brothers Smokehouse and Tavern CS, LLC
Hospitality Income & Asset, LLC	3.2 acres in Colorado Springs, CO	Site where BBP CO indoor music hall operates; leased from Hospitality Income & Asset, LLC to Bourbon Brothers Presents, LLC
13141 BP, LLC	0.73 acres in Colorado Springs, CO	Site where Venu-music bar operates; leased from 13141 BP, LLC to 13141 Notes LLC
GA HIA, LLC	1.7 acres in Gainesville, GA	Site where BBP GA indoor music hall and BBST GA restaurant operate
Sunset at McKinney, LLC	46 acres in McKinney, TX	Site where The Sunset Amphitheater in McKinney, LLC is to be constructed

Lease Obligations

Venu or its subsidiaries currently lease facilities as follows:

●	BBST CO leases its property from HIA, a majority-owned subsidiary. The lease is structured as a triple-net lease (an “NNN lease”) with annual rents of $441,190. Base rent increases by 10% every five years through rent escalators in the lease. The initial term of the lease is ten years with one, ten-year renewal option, which will give Venu the ability to extend the lease on identical terms and control the property for up to 20 years.

●	BBP CO leases its property from HIA, a majority-owned subsidiary. The lease is structured as an NNN lease. The initial term of the lease is ten years with two, five-year renewal options which will give Venu the ability to extend the lease on identical terms and control the property for up to 20 years.

●	13141 Notes LLC in Colorado Springs leases its property from 13141 BP, LLC, a wholly owned subsidiary of Venu. The lease is structured as an NNN lease with annual rents of $218,750. Base rent increases by 10% every five years through rent escalators in the lease. The initial term of the lease is ten years with two, five-year renewal options which will give Venu the ability to extend the lease on identical terms and control the property for up to 20 years.

●	Roth’s and NHC will be leased from Sunset Hospitality Collection LLC, a majority-owned subsidiary of which Venu has full voting control. The lease will be structured as an NNN lease with annual rents equal to $2.0 million. Base rent will increase by 10% every five years throughout the initial 20-year lease term. The tenant will have four, five-year renewal options to extend the lease on identical terms.

●	Venu leases its principal executive office in Colorado Springs, Colorado from a third party pursuant to a lease that was assumed from the prior tenant and expires on November 29, 2029. Annual rent payments are $230,698, increasing by 1.3% annually.

●	BBST GA and BBP GA each leases property from GA HIA, a controlled subsidiary. The initial term of the lease is ten years with four, five-year renewal options, which will give Venu the ability to extend the lease on identical terms and control the property for up to 30 years. For the first five years of the initial term of the lease, BBST GA and BBP GA must pay GA HIA an annual base rent of $641,410 and $191,590, respectively.

●	Pursuant to a ground lease, The Sunset Amphitheater LLC leases the property on which the Ford Amphitheater is operated from Notes CS I MT, LLC a wholly owned subsidiary of Venu (and the “master tenant” for that property). The ground lease to which The Sunset Amphitheater LLC is a party is for a 25 year term and provides for annual base rent of $3,222,000 (subject to escalation) which is paid monthly. The ground lease is a triple net lease. The Sunset Amphitheater LLC is also a party to an operations lease with respect to this same property. That operations lease and a corresponding operations sublease is generally described above under the subheading “Venu’s Subsidiaries and Properties.”

Public-Private Partnerships

For a description of the public-private partnerships that we have entered into in connection with the development of venues on our properties, see “Business – Venu’s Subsidiaries and Properties – Public-Private Partnership Obligations” in Item 1 above.

Item 3. Legal Proceedings

Venu is not currently a party to any other current or pending material legal proceedings. From time to time, however, Venu may become a party to various disputes and legal proceedings in the ordinary course of its business. Venu may face claims brought by third parties, or, from time to time, Venu may make claims or take legal actions to assert its rights. Regardless of the outcome, any such claims or legal proceedings could adversely impact Venu’s business, reputation, operating results, and financial condition because of defense and settlement costs, diversion of resources, and other factors. Results of actual and potential litigation are inherently uncertain, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NYSE American LLC under the symbol “VENU.”

Holders of Record

There were approximately 573 record holders of our Common Stock at March 12, 2025. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends

We do not currently intend to pay dividends on our Common Stock. The declaration, amount, and payment of any future dividends on shares of our Common Stock, if any, will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, the implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, and any other factors that our Board may deem relevant.

Issuer Repurchases of Equity Securities

No shares of the Company’s common stock were repurchased during the three months ended December 31, 2024.

Unregistered Sales of Equity Securities

The Company sold the following securities during the fiscal year ended December 31, 2024 and subsequently, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

In December 2023, we commenced a private placement of our Common Stock and conducted rolling closings of that offering during 2024 that, in total, resulted in the issuance of an aggregate of 3,497,591 shares of Common Stock in a private offering to a total of 194 accredited investors. The shares were offered and sold in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(c) promulgated thereunder.

In January 2024, we issued a convertible promissory note to a single accredited investor (and through December 31, 2024, 76,692 shares of Common Stock were issued to satisfy certain obligations owed to the holder). In consideration for that investor and Mr. JW Roth, our Chairman, Chief Executive Officer, and founder, each serving as a guarantor of that promissory note, in January 2024, the Company issued to the investor and Mr. Roth a warrant exercisable to purchase 500,000 shares of our Common Stock. These issuances were effected in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

In January 2024, we issued a consultant 700,000 shares of our Common Stock in consideration for services rendered to the Company. The shares were offered and sold in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Between January 1, 2024 and November 1, 2024, we granted a total of 2,158,333 warrants exercisable to purchase our equity securities for compensatory purposes. These warrants were issued for compensatory purposes (in lieu of options or other forms of equity awards) and, in substantially all cases, vest ratably over a four-year term. To the extent warrant grants constitute an offer or sale under the Securities Act, they are granted in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In June 2024, Venu purchased 100% of the membership units of 13141 BP, LLC from its members for a total purchase price of $2,761,000 using equity. Under the terms of the purchase agreement, Venu issued 276,100 shares of Common Stock to the members of 13141 BP, LLC. The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In January 2025 Venu granted an aggregate of 2.5 million stock options under its equity incentive plan in consideration for services rendered to and for the benefit of the Company. The options were granted in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On or about February 28, 2025, we issued a convertible promissory note together with a warrant exercisable to acquire 300,000 shares of common stock to a single accredited investor. The offer and sale was effected in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

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

Other Information

Information relating to compensation plans under which our Common Stock is authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Venu’s financial condition and results of operations together with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023, together with the related notes thereto. Some of the information contained in this discussion and analysis or set forth in the notes to our financial statements, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the factors set forth in the “Item 1A (Risk Factors” section of our IPO Final Prospectus, filed with the SEC on November 27, 2024,) of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Forward-looking statements may be identified by words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Future operating results, however, are impossible to predict, and no guarantee or warranty is to be inferred from those forward-looking statements.

MD&A Overview

This section presents management’s perspective on the financial condition and results of operations of Venu Holding Corporation. Unless otherwise noted, for purposes of this section, the terms “we,” “us,” “our,” “Company,” and “Venu” refer to Venu Holding Corporation and its consolidated subsidiaries. The following discussion and analysis (this “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Annual Report and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023, together with the related notes thereto. Results for any period or year should not be construed as an inference of what our results would be for any full fiscal year or future period. This MD&A is also intended to provide you with information that will facilitate your understanding of our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this MD&A describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report and “Risk Factors” in our IPO Final Prospectusthis Annual Report. Our MD&A is organized as follows:

●	Business Overview — Discussion of our business plan and strategy in order to provide context for the remainder of this MD&A.

●	Consolidated Results of Operations — Analysis of our financial results comparing the years ended December 31, 2024 to December 31, 2023.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

●	Significant Accounting Policies and Use of Estimates — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

67

●

June 2023: Venu entered into a term sheet to purchase 21 acres of land in Oklahoma City, Oklahoma with the intent of building The Sunset at Mustang Creek, a 12,500-person outdoor amphitheater. In April 2024, the Mustang Creek amphitheater was not approved by city council and, but Venu is reviewing other properties in the area and entered into formal negotiations with the City of Yukon, Oklahoma in March 2025 for the development of an amphitheater.

●	October 2023: Venu entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma, pursuant to which the parties are forming a public-private partnership and intend to open The Sunset BA, a 12,500-capacity amphitheater, by fall 2025.

●	April 2024: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation and the McKinney Community Development Corporation, entered into a Chapter 380, Grant, and Development Agreement, pursuant to which Venu will develop The Sunset McKinney. The Chapter 380, Grant, and Development Agreement was amended in October and December 2024.

●	June and July 2024: Venu and the City of El Paso, Texas formed a public-private partnership by entering into a Purchase and Sale Agreement in June 2024 and a Chapter 380 Economic Development Program Agreement in July 2024. Pursuant to the agreements, Venu is acquiring approximately 17 acres of land from the City of El Paso where it will construct and manage The Sunset El Paso, a 12,500-person amphitheater. The parties amended the Purchase and Sale Agreement in August and October 2024.

●	August 2024: Venu opened its first amphitheater, Ford Amphitheater, in Colorado Springs, Colorado, and began hosting live concerts and events at the venue.

●	September 2024: Venu legally changed its name from Notes Live, Inc. to Venu Holding Corporation.

●	November 2024: Venu closed on the initial public offering of its Common Stock, generating net proceeds to the Company of approximately $12.3 million, and, in connection therewith, the Company’s Common Stock was listed on the NYSE American.

●	January 2025: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation, closed on its purchase of an approximately 46-acre tract of land where it will develop The Sunset Amphitheater in McKinney, Texas.

Venue Ownership

Venu primarily generates revenue through restaurant operations, event rentals, and hosting concerts and events. Our business involves developing, owning, and operating the following types of venues and entertainment spaces:

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

Amphitheaters — Amphitheaters are typically outdoor venues that accommodate between 8,000 and 20,000 concertgoers and will primarily be operated during the summer through fall seasons. Amphitheaters are designed with special acoustics, premium seat packages, and luxurious suites intended to amplify guests’ music and entertainment experiences. Our first amphitheater venue is the Ford Amphitheater in Colorado Springs, Colorado, which is an open-air, 8,000-person venue. In addition to lawn and stadium-style seating that allows us to offer tickets at an array of price points, Ford Amphitheater has firepit suites that deliver premium hospitality and a more luxurious, personalized concert experience. Each firepit suite can accommodate up to eight guests. Ford Amphitheater, which opened in August 2024, is designed with 92 VIP firepit suites, accommodating a total of 736 VIP guests. Ford Amphitheater will primarily host concerts from May through October each year. The amphitheaters planned for development in Oklahoma and Texas will also have firepit suites and be capable to host multi-seasonal events.

Certain entities that own and develop Venu’s venues are not wholly owned by Venu. For example, Venu has a 10% ownership interest in The Sunset Amphitheater LLC (which is the owner and developer of the Ford Amphitheater) but holds a 100% voting interest. Venu anticipates it will own 60% of Sunset Hospitality Collection, LLC (which is a company designed to own the building to lease to Roth Seafood & Chophouse and Notes Hospitality Collection) but hold 100% of the voting interest. In addition, the Company expects to own 30% of Sunset at Broken Arrow LLC and Sunset at Mustang Creek LLC (which, respectively, will own and operate the planned amphitheaters in Broken Arrow, Oklahoma and the greater Oklahoma City area) while, in each case, holding a 100% voting interest. With respect to its subsidiaries that own and develop amphitheaters, third-party members, in exchange for their capital contributions, receive an interest in the exclusive use of a specific suite at the applicable venue and also in their capacity as equity owners receive financial interests in their pro rata portion of a defined portion of the revenues generated by the venue for each event. Similarly, third-party members in Sunset Hospitality Collection LLC, receive, in exchange for their capital contribution, distributions from revenues resulting from lease payments received on the property owned by the entity.

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

Fine Dining, Hospitality, and Entertainment Campuses — In summer 2025, Venu expects to open Roth’s Seafood & Chophouse, a fine-dining restaurant in a mixed-use development adjacent to Ford Amphitheater, for exterior concert seating. In fall 2025, Venu expects for the restaurant operations of Roth’s Seafood & Chophouse to commence. Framing either side of Roth’s will be two configurable hospitality spaces intended to be used for hosting corporate events, weddings, trade shows, conventions, and other events. Above Roth’s and in between the Notes Hospitality Collection spaces will be a “top-shelf” bar and lounge called Brohan’s, which, once opened in fall 2025, will offer unobstructed views of the surrounding area Venu intends to monetize during marquee shows at Ford Amphitheater.

The following table summarizes the types of venues we are constructing or plan to develop, describing each by venue type, location, expected opening date, and current status.

Venue Type	Location	Current Status
Music Halls
BBP CO	Colorado Springs, CO	Opened in March 2019
BBP GA	Gainesville, GA	Opened in June 2023

Outdoor Amphitheaters
Ford Amphitheater	Colorado Springs, CO	Opened in August 2024
The Sunset OKC	Greater Oklahoma City area, OK*	Expected to open in late 2026*
The Sunset BA	Broken Arrow, OK	Expected to open in late 2025 or early 2026
The Sunset McKinney	McKinney, TX	Expected to open in mid-2026
The Sunset El Paso	El Paso, TX	Expected to open in mid-2026

Restaurants
BBST CO	Colorado Springs, CO	Opened in April 2017
BBST GA	Gainesville, GA	Opened in June 2023
Notes Eatery	Colorado Springs, CO	Opened in September 2022

Venue Type	Location	Current Status
Fine Dining & Hospitality Collection
Roth’s Seafood & Chophouse	Colorado Springs, CO	Expected to open in summer 2025 for exterior concert seating and fall 2025 for restaurant operations
Notes Hospitality Collection	Colorado Springs, CO	Expected to open in summer 2025 for exterior concert seating and fall 2025 for hosted events

Bars
Brohan’s	Colorado Springs, CO	Expected to open in fall 2025

*

Venu is currently in active negotiations with a municipality and expects to have a site contracted for The Sunset OKC in the spring of 2025. See “The Sunset at Mustang Creek — Oklahoma City, Oklahoma” beginning on page 16 of this Annual Report for more information regarding Venu’s ongoing efforts with respect to The Sunset OKC. In March 2025, Venu entered into formal negotiations with the City of Yukon,

Oklahoma, with the intention of constructing The Sunset OKC.

Business Segment

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker views our operations and manages the business in one segment. The net operating loss for December 31, 2024 and 2023, was $27.4 million and $11.1 million, respectively.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, and requires single reporting entities to comply with the expanded reportable segment disclosures outlined in the ASU. The expanded reportable segment disclosures are intended to enhance certain disclosures surrounding significant segment expenses.

The Company reports its segment information to reflect the manner in which the chief operating decision maker (the “CODM”) reviews and assesses performance. The Company’s Chief Executive Officer, President and Chief Operating Officer have joint responsibility as the CODM and review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

As the Company is a single-segment business, the adoption of this new standard did not have a material effect on the Company’s financial statements.

We consider our restaurant and event center operations as similar, in close proximity, and have aggregated them into a single reportable segment. Revenue from our customers is primarily derived from food and beverage (“F&B”) services (our “Restaurant Operations”) with a portion being served contemporaneously with live entertainment during the events and concerts that we promote and host (our “Event Operations”) at the event center and amphitheaters, in addition to the revenues generated by venue rentals and sponsorships at the event centers and amphitheaters.

Event Operations. The Event Operations portion of our business involves the promotion of live music and events in our owned or operated venues, the operation and management of our venues, the creation of content from concerts and events hosted in our venues, and the provision of management and other services to artists. In 2023, we promoted and held 231 live music and other events at our two music halls, BBP CO, operating in Colorado Springs, Colorado, and BBP GA, which opened in June 2023 and operates in Gainesville, Georgia. In 2024, we promoted and held 219 events at BBP CO, 268 events at BBP GA, and 201 events at “Notes Eatery,” Venu’s newest live music and restaurant concept, which originally opened as “Notes” bar before expanding to the full restaurant, Notes Eatery, in May 2024.

Our Event Operations business generated $5,346,120 or 30%, of our total revenue during 2024, and $3,075,141, or 25%, of our total revenue during 2023. The 74% increase of $2,270,976 in revenue generated from 2023 to 2024 was primarily attributable to BBP GA venue being open and fully operational during the full year of 2024 while still being under construction and recognizing partial sales for 2023.

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

Restaurant Operations. Revenues generated through restaurant operations included F&B sales at our BBST restaurants and Notes bar (known as Notes Eatery as of May 2024). F&B sales include all revenues recognized with respect to stand-alone F&B sales, along with F&B sales at BBP CO and BBP GA. Our Restaurant Operations business generated $10,828,972, or 61%, of our total revenue during 2024. In 2023, our Restaurant Operations business generated $9,522,523, or 76%, of our total revenue. The 14% increase of $1,306,449 in revenue generated from Restaurant Operations from 2023 to 2024 was primarily attributable to increases in both BBST CO and BBST GA, with BBST GA open and fully operational during the full year of 2024 while still being under construction and recognizing partial sales for 2023.

Amphitheater Operations. The Amphitheater Operations began generating revenue in the third quarter of 2024 with the opening of Ford Amphitheater. Through a subsidiary, we have entered into an agreement with Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. At the Ford Amphitheater, we generate net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, and other operating costs within our net amphitheater revenue recognition from AEG. For future amphitheater locations we expect to open, we anticipate entering into contractual arrangements with third-party operators having terms similar to those in our agreement with AEG. Our Amphitheater Operations generated net profits, over a partial season of 20 shows, of $1,659,291, or 9%, of our total revenue during 2024.

Financial

Private Equity Offerings

Since our formation in 2017, we have funded our operations, in part, through proceeds from private sales of our equity securities.

During 2024, we raised $32,059,550 in a private offering of our Common Stock. We have used, and expect to use, the proceeds of that offering primarily to fund marketing, recruitment and development of staff, costs for operating Ford Amphitheater, pre-opening costs for Roth’s Seafood and Chophouse and Notes Hospitality Collection restaurant venues in Colorado Springs, Colorado, and other working capital needs.

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

Overview of Year-to-Year Financial Comparison

For the years ended December 31, 2024 and 2023:

●	We generated total revenue of $17,834,383 and $12,597,664, respectively, representing year-over-year growth of $5,236,719 or approximately 42%;

●	We had a net loss of $32,948,973 and $11,386,793, respectively, representing a year-over-year increase in net loss of $21,562,180 or approximately 189%;

●	Our net cash provided by (used in) operating activities was $3,608,417 and $(4,876,172), respectively, representing year-over-year increase in cash provided by operating activities of $8,484,589 or approximately 174%;

●	Our net cash used in investing activities was $(74,951,561) and $(31,165,063), respectively, representing year-over-year increase in cash used in investing activities of $43,786,498 or approximately 140%; and

●	Our net cash provided by financing activities was $89,111,494 and $32,771,605, respectively, representing year-over-year increase in cash provided by financing activities of $56,339,889 or approximately 172%.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

Our results of operations have varied significantly from year to year and may vary significantly in the future. The following table sets forth our results of operations for the years ended December 31, 2024 and 2023, respectively.

	For the years ended
	December 31,
	2024	2023	$ Change	% Change
Revenues
Restaurant including food and beverage revenue	$10,828,972	$9,522,523	1,306,449	14%
Event center ticket and fees revenue	4,648,478	2,152,826	2,495,652	116%
Rental and sponsorship revenue	2,356,933	922,315	1,434,618	156%
Total revenues	$17,834,383	$12,597,664	5,236,719	42%
Operating costs
Food and beverage	2,409,133	2,216,359	192,774	9%
Event center	2,554,606	1,072,909	1,481,697	138%
Labor	4,383,505	3,667,095	716,410	20%
Rent	1,361,787	815,233	546,554	67%
General and administrative	18,832,115	13,688,480	5,143,635	38%
Equity compensation	12,015,133	392,520	11,622,613	2961%
Depreciation and amortization	3,656,229	1,877,236	1,778,993	95%
Total operating costs	$45,212,508	$23,729,832	21,482,676	91%

Loss from operations	$(27,378,125)	$(11,132,168)	(16,245,957)	146%

Other income (expense), net
Interest expense	(3,906,959.00)	(331,674)	(3,575,285)	1078%
Other expense	(2,500,006.00)	-	(2,500,006)	100%
Loss on sale of investments	-	(75,603)	75,603	100%
Interest income	705,729.00	20,152	685,577	3402%
Other income	130,387.00	132,500	(2,113)	-2%
Total other expense, net	(5,570,849.00)	(254,625)	(5,316,224)	2088%

Net loss	$(32,948,974)	$(11,386,793)	(21,562,181)	189%

Net loss attributable to non-controlling interests	(2,609,219)	(862,320)	(1,746,899)	203%

Net loss attributable to common stockholders	$(30,339,755)	$(10,524,473)	(19,815,282)	188%

Ford Amphitheater in Colorado Springs opened August 9, 2024. A fine-dining restaurant, Roth’s Seafood and Chophouse, and a rooftop bar, Brohan’s, are expected to open for restaurant and bar operations in fall 2025, and premier event rental space and suites known as Notes Hospitality Collection surrounding that development are expected to open in summer 2025. Roth’s is expected to open for exterior concert seating in summer 2025, which, along with seating from Notes Hospitality Collection, will open an additional 1,200 seats for viewing concerts at Ford Amphitheater. Even though this amphitheater had a shortened 2024 season, it positively impacted Venu’s financial performance in 2024.

Revenue

Total revenues increased $5,236,719 during the year ended December 31, 2024, as compared to the prior year. As components of our single reportable business segment, revenues generated from our “Restaurant including food and beverage” component, our “Event center ticket and fees” component increased $1,306,449 and $2,495,652, respectively, during the year ended December 31, 2024, as compared to the prior year.

With respect to the increase in revenue generated during 2024 compared to 2023, the increase was primarily attributable to the opening of Ford Amphitheater in August 2024. The opening of Ford Amphitheater in August 2024, and the holding of 20 events through December 31, 2024, was the primary factor that contributed to the increase in our event center ticket and fee revenue during the 2024 period, as well as the increase in our sponsorship revenue as we recognized revenues through our sponsorship agreement for that venue. BBST CO and BBP CO experienced increased revenues for the year ended December 31, 2024 compared to December 31, 2023, which management primarily attributes to our BBST GA restaurant and BBP GA venue being open and fully operational during the full year of 2024 while still being under construction until June 2023.

Operating Expenses

Food and Beverage Costs. Our F&B costs increased $192,774 during the year ended December 31, 2024, as compared to the prior year, which costs increases were primarily driven by our increase in sales volumes, along with increased raw ingredients and food costs due to inflation.

Event Center Costs. The costs attributed to our event centers increased $1,481,697 during the year ended December 31, 2024, as compared to the prior year. This was primarily due to the added costs of operating our BBP GA venue in Gainesville, Georgia, as it was open for a full year in 2024 compared to a half year in 2023 after it opened in June 2023.

Labor Costs. Our labor costs increased $716,410 during the year ended December 31, 2024, as compared to the prior year, an increase believed by management to be driven by inflationary pressures, along with the additional of our BBST GA and BBP GA restaurant and venue in Gainesville, Georgia for a full year in 2024 as compared to a half year in 2023 beginning in June 2023.

Rent Costs. Our rent costs increased $546,554 during the year ended December 31, 2024, as compared to the prior year, primarily due to the added costs of operating and paying rent costs for our BBST GA and BBP GA restaurant and venue in Gainesville, Georgia for a full year in 2024 as compared to a half year in 2023 beginning in June 2023.

General and administrative. Our general and administrative expenses increased $5,143,635 during the year ended December 31, 2024 as compared to the prior year, representing approximately 38% of our increases in expenses during 2024 compared to 2023, which included additional expenses related to our efforts to expand the Company’s growth to the additional states of Oklahoma and Texas, which included expenses such as travel, business development, and staff recruitment and development along with pre-opening expenses of Ford Amphitheater in 2024. Our general and administrative expenses are also included in operating expenses and consist primarily of expenditures related to compensation, legal, auditing and tax, other professional services, and general operating expenses.

Equity compensation. Our increase in equity compensation was primarily the result of equity-based compensation that was issued to employees and for services and non-cash financing during fiscal year 2024 compared to fiscal year 2023.

Depreciation and Amortization Costs. Our depreciation and amortization costs increased $1,778,993 during the year ended December 31, 2024 as compared to the prior year. Management primarily attributes our increase in depreciation and amortization costs during 2024 compared to 2023 to our BBST GA and BBP GA restaurant and venue being open and operational during the full year in 2024 but not until late in the second quarter of 2023, along with Ford Amphitheater opening late in the third quarter of 2024.

Other Expense

Other expense totaled $2,500,006 and $0 during 2024 and 2023, respectively. The increase in other expense during 2024 compared to 2023 was primarily due to the financing expense the Company recognized on a convertible promissory note issued in January 2024.

Interest Expense

We had interest expense of approximately $3,906,959 and $331,674 for the years ended December 31, 2024 and 2023, respectively. The increase of $3,575,285 for 2024 compared to 2023 was primarily attributable to the addition of the mortgage on the BBST GA and BBP GA properties, along with the amortization of the debt discount fees on the convertible debt.

Loss on Sale of Investments, net

During the 2023 fiscal year, we realized a loss on the sale of investments of $75,603, resulting from the sale of our 20% interest in War Hippies, LLC in December 2023.

Other Income

During the 2024 and 2023 fiscal years, we received other income totaling $130,387 and $132,500, respectively, from Roth Industries, LLC (“Roth Industries”), a related party. Roth Industries paid Venu those amounts pursuant to a license granted by Venu to Roth Industries to use the trademark, tradename, and likeness of the Bourbon Brothers brand, which Venu exclusively owns, on packaged and prepared food products sold in retail grocery stores and other retail outlets where food products are sold. The licensing fee paid by Roth Industries to Venu is in the form of a royalty equal to $10,000 per month, which did not change from 2023 to 2024. Accordingly, during the 2024 and 2023 fiscal years, Roth Industries paid Venu $12,500 and $132,500 in royalty payments.

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

Rising Interest Rates

A prevailing trend that has impacted our business since 2022 is rising and steadily high interest rates. Since March 2022, the Federal Reserve increased interest rates a total of eleven times, with the last hike occurring in July 2023 when target interest rates reached a range of 5.25% to 5.50%, with a benchmark rate at about 5.4%, the highest level in more than two decades. In each of September, November and December 2024 the Federal Reserve lowered the benchmark rate by 50 basis points, and then again lowered the benchmark in November, which together, reduced the rate to the range of 4.25% to 4.50%. Although the Federal Reserve has indicated that additional rate reductions could occur in 2025, the timing and extent of those rate cuts are uncertain. Although Venu was fortunate to have access to attractive debt capital and to purchase land to be developed into entertainment campuses on favorable terms by negotiating with various municipalities and forming public-private partnerships, had those lending opportunities not been available, volatility in interest rates would have increased the cost of borrowing and required us to agree to loan terms that were less favorable for borrowers. Furthermore, interest-rate increases may reduce the affordability of our land-development projects due to increased debt-servicing costs. Volatility in interest rates affect the demand for, and price of real estate. A rise in interest rates increases the cost while lowering the availability of debt financing. Increased borrowing costs would drive the costs of our development projects and inflate our project budgets.

Inflation

Another trend that impacted our business throughout 2023 and 2024 that has continued to impact our business during 2024 has been the inflationary macro-economic environment nationwide. With respect to project execution, inflation increased the cost of building materials and labor types, creating upward pressure on the costs of constructing and developing our event venues. Third parties that we contracted with, such as developers and contractors, were impacted by rising inflation rates and the corresponding rise in the costs of goods and services used in their businesses. Their ability to do business with us could be impacted by steadily high rates of interest and inflation, which could impact our profitability.

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

Liquidity and Capital Resources

We have devoted substantially all of our efforts to developing our business plan of market expansion, growing our staff, raising capital, opening and operating our restaurants and event venues in Colorado and Georgia, planning venues in new markets, such as Oklahoma and Texas, growing into additional markets, while conducting our initial public offering that closed on November 29, 2024. While our primary focus is building venues in these new markets which drives our balance sheet, our secondary focus is the development agreements in new markets. While we undergo the construction of these venues in 2025 in Colorado, Oklahoma and Texas, we do not anticipate operational profits until we open and operate this new collection of venues.

We had an accumulated deficit of $47,361,208 and $17,021,453 as of the years ended December 31, 2024 and 2023, respectively, and generated cash flows provided by operations of $3,608,417 and compared to cash flows used in operating activities used of $4,876,172 during the years ended December 31, 2024 and 2023, respectively. The Company believes the majority of net loss in the 2024 period was largely due to our efforts to developing our business plan, growing our staff, raising capital, and opening and operating our restaurants and event venues in Colorado and Georgia, pre-opening expenses related to Ford Amphitheater, and planning venues in new markets, such as Oklahoma and Texas, along with equity based compensation that was issued for services and non-cash financing.

In addition, the Company grew its property and equipment, net, to $137,215,936 as of December 31, 2024 compared to $57,737,763 as of December 31, 2023, which represents a year-over-year increase of $79,478,173 or 138%.

During 2024, we closed a private placement offering in which we sold 3,300,341 shares of Common Stock and received gross proceeds of $32,059,550.

On January 17, 2024, the Company entered into a convertible promissory note (the “Note”) with KWO, LLC (“KWO”), that accrues interest at 8.75% per annum, for draws of up to an aggregate of $10,000,000 to occur between March 2024 to May 2024 to be used towards Sunset Colorado construction. The outstanding balance of the Note as of December 31, 2024, was $10,000,000. Interest is to be paid monthly, and the maturity date is one year from the date of the first draw. The first draw occurred on March 1, 2024, in the amount of $3,860,582.40, and the maturity date of the Note’s principal balance is March 1, 2025. The second and third draws occurred on April 10, 2024, in the amount of $3,738,030.37, and on May 10, 2024, in the amount of $2,401,387.23. At any time during the period commencing June 1, 2024, and continuing until the date on which the Note is paid in full, KWO may convert the outstanding Note into Company shares of equivalent value, and the Company shares are deemed to have a fixed value of $10 per share.

Kevin O’Neil, a minority stockholder of Venu and owner of the holder of the Note, KWO, along with Mr. JW Roth, both personally guarantee the Note at a fee equal to 1% of the promissory note balance. The holder of the Note financed the asset purchase and paid the draw to the Ford Amphitheater general contractor directly thus became a personal guarantor to the Note.

The Company recognized a debt discount for the personal guarantee fee of $100,000 with $83,333 expensed to interest expense in 2024, with the remaining debt discount to be expensed to interest expense over the life of the Note. As consideration of the personal guarantee fee, the Company granted a three-year warrant to purchase 500,000 shares of Venu common stock at $10 per share for both the holder and Mr. Roth, with the Company recognizing a debt discount of $3,000,140 with $2,500,117 expensed to interest expense in 2024, with the remaining to be expensed over the life of the Note. In accordance with ASC 815-10, Derivatives and Hedging, the warrants were recorded at relative fair value within stockholder’s equity in the Condensed Consolidated Balance Sheet. A loan origination fee of $100,000 is recognized as debt discount with $83,333 expensed to interest expense in 2024, with the remaining to be expensed over the life of the Note. The Company leased KWO a suite at the Ford Amphitheater with a fair market value of $200,000 without additional payment or consideration, and is subject to and consistent with the schedule, rights, terms and conditions applicable to other suites offered to the public. The Company treated this leased suite as a debt discount with $166,667 expensed to interest expense in 2024, with the remining to be expensed over the life of the Note. The convertible debt balance of $10,000,000, net by the cumulative debt discounts of $2,833,450, agrees to the net of $9,433,310 shown as convertible debt on the Condensed Consolidated Balance Sheet. In addition, KWO in a related agreement, purchased 500,000 shares of stock from Mr. Roth at a discount as part of this transaction. Per ASC paragraph 718-10-15-4, the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its grantee in exchange for goods or services provided to the reporting entity. In the Company’s instance, Mr. Roth paid the holder on behalf of the Company. The Company recognized a $2,500,000 charge in other expense and additional paid in capital related to the exchange for 2024, as Mr. Roth completed this stock transaction on behalf of the Company for KWO completing the Note transaction.

We believe that (i) cash on hand, (ii) anticipated improved profitability through the next twelve months and thereafter from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, (iii) net profits anticipated to be generated by Ford Amphitheater from its full season of operations in 2025, and (iv) additional debt financing and capital raising efforts either at the parent corporation level or through sales of interests in our subsidiaries that own real estate assets related to our amphitheater projects (i.e., our firepit suite related sales and capital raising efforts) will allow us to continue our business operations. Our ability to continue implementing our business plan to add new locations to our portfolio for the purpose of developing entertainment campuses depends on our future engagement in strategic locations, real-estate transactions, capital raising, and debt financing. There is no guarantee we will be able to execute on our plan above.

Cash Flows

The following information reflects cash flows for the years presented:

	Years Ended December 31,
	2024	2023
Cash and cash equivalents at beginning of period	$20,201,104	$23,470,734
Net cash provided by (used in) operating activities	3,757,717	(4,876,172)
Net cash used in investing activities	(72,409,565)	(31,165,063)
Net cash provided by financing activities	86,420,198	32,771,605
Cash and cash equivalents at end of period	$37,969,454	$20,201,104

Net Cash Used in Operating Activities

Net cash provided by (used in) operating activities was $3,757,717 and ($4,876,172) during the years ended December 31, 2024 and 2023, respectively. The increase of $8,633,889 in cash used during 2024 compared to 2023 was primarily attributable to the increases in accounts payables, accrued expenses, deferred revenue, and licensing liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $72,409,565 and $31,165,063 during the years ended December 31, 2024 and 2023, respectively. The increase of $41,244,502 in cash used during 2024 compared to 2023 was primarily attributable to the increase in the purchase of property and equipment in 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $86,420,198 and $32,771,605 during the years ended December 31, 2024 and 2023, respectively. The increase of $53,648,593 in cash provided during 2024 compared to 2023 was primarily attributable to the issuance of shares of Common Stock and the increase in proceeds from the sale of non-controlling interest equity, along with the proceeds from a municipality promissory note issued by the City of El Paso, Texas.

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

We record amounts collected prior to the event as deferred revenue until the event occurs. We record amounts collected from our sponsorship agreements, which do not relate to a single event, as deferred revenue and recognize those amounts over the term of the agreements as the sponsorship benefits are provided to our sponsors. As of December 31, 2024 and 2023, our deferred revenue totaled $1,528,159 and $764,081, respectively.

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

Warrants

During the year ended December 31, 2024, we granted a total of 3,158,333 warrants, consisting of 2,158,333 warrants granted to employees and directors and 1,000,000 warrants granted as part of a convertible promissory note. As of December 31, 2024, there was a total of 3,271,694 warrants exercisable with an aggregate intrinsic value of $12,838,379. For the total warrants outstanding of 5,584,293 as of December 31, 2024, the aggregate intrinsic value was $17,892,887.

As of December 31, 2024, there was $7,355,813 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants included as a charge to operating expenses in the condensed consolidated statements of operations, was $12,015,133 as of December 31, 2024. The cost is expected to be recognized over a weighted-average period of 5.04 years.

As of December 31, 2023, there was a total of 1,669,124 warrants exercisable with an aggregate intrinsic value of $20,169,740. As of December 31, 2023, the outstanding warrants totaling 3,029,830 had an aggregate intrinsic value of $22,434,909.

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

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu VIP	Notes DST	Total
ASSETS
Cash	260,107	212,512	100,475	31,663	-	1,414,974	767,752	5,723,088	11,808,891	101,469	2,342	205,922	20,629,195
Property and equipment, net	40,583	10,631,874	10,277,794	47,620,003	-	36,724	22,745,062	12,172,841	1,980,140	202,483	-	-	105,707,504
Other assets	1,191,762	186,356	723,801	98,108	-	-	-	349,945	10,086,179	-	11,187	11,000	12,658,338
Total assets	1,492,452	11,030,742	11,102,070	47,749,774	-	1,451,698	23,512,814	18,245,874	23,875,210	303,952	13,529	216,922	138,995,037
LIABILITIES
Accounts payable	59,419	413	34,516	95,655	-	-	13,507,259	2,669,239	430,518	76,039	14,829	139,779	17,027,666
Accrued expenses and other	365,638	14,452	191,565	167,047	-	-	2,535,164	92,112	124,322	-	-	-	3,490,300
Other long-term liabilities	1,054,770	4,190,509	3,305,253	11,963,333	-	-	550,000	-	879,424	-	-	-	21,943,289
Total Liabilities	1,479,827	4,205,374	3,531,334	12,226,035	-	-	16,592,423	2,761,351	1,434,264	76,039	14,829	139,779	42,461,255
Stockholders’ Equity & NCI	12,625	6,825,368	7,570,736	35,523,739	-	1,451,698	6,920,391	15,484,523	22,440,946	227,913	(1,300)	77,143	96,533,782
Total liabilities and equity	1,492,452	11,030,742	11,102,070	47,749,774	-	1,451,698	23,512,814	18,245,874	23,875,210	303,952	13,529	216,922	138,995,037

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2023:

	BBPCO	GA HIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Total
ASSETS
Cash	$409,973	$49,643	$110,314	$1,281,934	$52,462	$1,657,511	$677,742	$6,418,199	-	$10,657,778
Property and equipment, net	19,956	10,993,207	11,334,305	13,373,408	3,506,517	120,766	48,988	269,137	-	39,666,284
Other assets	1,254,602	76,104	733,332	10,008,993	1,795	399,594	-	-	-	12,474,420
Total assets	$1,684,531	$11,118,954	$12,177,951	$24,664,335	$3,560,774	$2,177,871	$726,730	$6,687,336	-	$62,798,482
LIABILITIES
Accounts payable	$35,045	$1,103	$-	$2,168,812	$44,270	$36,989	$47,681	$32,308	-	$2,366,208
Accrued expenses	264,979	41,520	192,354	83,293	-	20,962	24,925	-	-	628,033
Other long-term liabilities	1,054,770	4,336,093	3,404,225	-	3,267,000	-	-	-	-	12,062,088
Total Liabilities	$1,354,794	$4,378,716	$3,596,579	$2,252,105	$3,311,270	$57,951	$72,606	$32,308	-	$15,056,329
Stockholders’ Equity & NCI	$329,737	$6,740,238	$8,581,372	$22,412,230	$249,504	$2,119,920	$654,124	$6,655,028	-	$47,742,153
Total liabilities and equity	$1,684,531	$11,118,954	$12,177,951	$24,664,335	$3,560,774	$2,177,871	$726,730	$6,687,336	-	$62,798,482

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as a part of our ongoing business. Accordingly, we did not have any off-balance sheet arrangements during any of the periods presented.

Going Concern

Our consolidated financial statements for the years ended December 31, 2024 and 2023 were prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. Our consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. As of the issuance of our consolidated financial statements, we have concluded that there is not substantial doubt about our ability to continue as a going concern for the next twelve months. Any doubt regarding our ability to continue as a going concern was alleviated by our plan to add additional venue locations and to continue our business operations. Venu believes that cash on hand, anticipated improved profitability in 2025 from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, the full season of operations of Ford Amphitheater in 2025, and additional capital raising and debt financing will allow Venu to continue its business operations for at least 12 months from the date of this Annual Report. Nonetheless, Venu’s continued implementation of its business plan to add additional locations is dependent on its future engagement in strategic locations, real estate transactions, capital raising, and debt financing. However, there is no guarantee that we will be able to execute on our business plan.

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

In November 2023, Venu amended its Articles of Incorporation to increase the number of shares of its capital stock authorized for issuance and to effect a 5-for-1 forward stock split of the issued and outstanding shares of its Class C Common Stock. On that same date, Venu also began a private placement offering of its shares of Class C Common Stock for $10.00 per share, which later became an offering of Common Stock following Venu’s one-for-one conversion of Class C Common Stock into Common Stock in September 2024. In connection with that offering, Venu issued 3,507,591 shares of Common Stock, including 3,300,341 shares during the year ended December 31, 2024. Venu also issued 700,000 shares of Class C Common Stock as payment for services to Sunshine Advisors, LLC, an outside consultant.

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

On September 6, 2024, Venu amended and restated is Articles of Incorporation to change its legal name to “Venu Holding Corporation” and cause all outstanding shares of its previously outstanding Class C Common Stock and Class D Common Stock to be converted on a one-for-one basis to shares of “Common Stock.” As of the filing of the Amended and Restated Articles of Incorporation, the Company’s authorized capital does not include Class A Voting Common Stock. As of December 31, 2024, the Company had 379,990 shares of Class B Non-Voting Common Stock and 37,471,465 shares of Common Stock issued and outstanding.

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

JOBS Act Accounting Election

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” (an “EGC”) may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. As an EGC under the JOBS Act, the extended transition period provided in Section 7(a)(2)(B) of the Securities Act allows us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public-company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Information with respect to this Item is contained in the Company’s consolidated financial statements included in the Index beginning on page F-1 of this Annual Report and is incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, Venu’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Venu’s “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and concluded that the disclosure controls and procedures were not effective due to material weaknesses in Venu’s internal control over financial reporting. Venu had limited accounting and finance personnel, which impacted its ability to properly segregate duties relating to Venu’s internal controls over financial reporting. In addition, Venu’s financial close process was not sufficient. While Venu has processes to identify and appropriately apply applicable accounting requirements, Venu plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. The elements of Venu’s remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with enhanced accounting systems and financial close processes.

Venu has commenced remediation of the above discussed material weaknesses in that it grew its accounting staff over 100% during the year ended December 31, 2024, compared to December 31, 2023. Venu will continue to evaluate its accounting and finance staffing needs as well as make planned enhancements to its systems and improvements to its financial reporting processes. However, there can be no assurance that Venu will be successful in remediating the material weaknesses in its internal control over financial reporting. If Venu is unable to successfully complete its remediation efforts or favorably assess the effectiveness of its internal control over financial reporting, Venu’s operating results, financial position, stock price, and ability to accurately report its financial results and timely file its SEC reports could be adversely affected.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over financial reporting during the year ended December 31, 2024, covered by this Annual Report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, each of the Company’s directors and its Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Construction and Market Expansion entered into a “Rule 10b5-1 trading arrangement” (the “Sales Plan”) as that term is defined in Item 408(a) of Regulation S-K. Each Sales Plan was adopted on or after December 23, 2024, and was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. In accordance with each Sales Plan, a broker is authorized to begin selling Common Stock pursuant to the Sales Plan beginning on the later of (i) the 91st day following the adoption of the Sales Plan, or (ii) two business days following the filing of this Annual Report with the SEC, but in no event later than 120 days from the adoption of the Sales Plan. Each Sales Plan is scheduled to terminate on the first anniversary of its adoption (unless terminated earlier in accordance with its terms). In each Sales Plan no sales of Common Stock may be affected at a price less than $10 per share, and the total number of shares that may be sold on any given trading day among all Sales Plans cannot exceed 25% of the daily volume on that date. In addition, nothing in the Sales Plans amend, modify, or rescind any leak-out or lock-up restrictions to which any Company officer or director is subject to. Because of these limitations, as of the date of this Annual Report no shares of Common Stock have been deposited with that agent / broker for the Sales Plans.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company’s executive officers and directors, as of March 15, 2025 are listed below.

Executive Officers and Board of Directors

Name	Age	Position	Director Since
Executive Officers
JW Roth	60	Chairman and Chief Executive Officer	April 2021
William Hodgson	50	President	-
Heather Atkinson	47	Chief Financial Officer and Director	April 2021
Robert Mudd	54	Senior Vice President of Construction and Market Expansion	-
Non-Employee Directors
Steve Cominsky	55	Director	April 2021
Matt Craddock	54	Director	March 2023
David Lavigne	63	Director	December 2023
Mitchell Roth	35	Director	April 2021

Biographical Information

Executive Officers

JW Roth, a fifth-generation Colorado native, is the founder, Chairman, and Chief Executive Officer of Venu. Mr. Roth has been with the Company since its inception in May 2021 in his current role of founder and CEO. Mr. Roth became Chairman of the Company’s Board of Directors upon the Board’s inception on April 5, 2021. Mr. Roth is also the co-founder and Chairman of Roth Industries, LLC, an 85-ton-per-week prepared foods plant located in Colorado Springs, Colorado. Additionally, Mr. Roth is the sole manager and 50% shareholder of Centennial Standard Real Estate Company, LLC and co-manager of Touch 4 Partners, LLC, a venture capital investment fund. With more than 30 years of private and public company experience, Mr. Roth has been actively involved in helping take several companies public, including Aspen Bio, Inc. and Where Food Comes From Inc. Mr. Roth has been featured in such publications as The Wall Street Journal, Fortune Magazine, Venues Now, The New York Times, and more than 50 business journals throughout the United States. He has made multiple appearances on CNBC and Bloomberg Television and was named on the VenuesNow 2022 All-Stars list.

William Hodgson is the President of Venu, a position he has held since October 2024. Mr. Hodgson has extensive experience in the live music industry, spanning over 20 years. Prior to joining Venu, Mr. Hodgson worked at Live Nation Entertainment, Inc. (NYSE: LYV), a leading entertainment company, where he held various positions over more than 13 years, including as General Manager of venues in three states from August 2011 through February 2018, Regional General Manager of the West from February 2018 through May 2021, overseeing all of Live Nation’s House of Blues operations for the western region of the United States, and most recently as the Head of House of Blues Entertainment from May 2021 through October 2024, where he was responsible for the vision, brand direction, strategic growth, and overall operations of Live Nation’s House of Blues and Brooklyn Bowl divisions. Mr. Hodgson received a Bachelor of Arts in Economics from Wake Forest University, which he applied to various roles in investment banking, finance, and operations prior to entering the concert and hospitality industry.

Heather Atkinson has been the Chief Financial Officer, Secretary, and Treasurer of Venu since its inception in March 2017. She began serving as a director of Venu in April 2021. She also currently serves as a director and Treasurer of Roth Industries, LLC. In addition to Mrs. Atkinson’s role with Venu and Roth Industries, she serves as the Treasurer to Hospitality Income & Asset, LLC and 13141 BP, LLC, which own real property and lease that property to certain of subsidiaries of Venu’s. Prior to joining Venu and Roth Industries, LLC Mrs. Atkinson served as the Controller, Secretary, and Treasurer of Accredited Members Acquisition Corporation (previously quoted under the symbol ACCM on the OTCBB) and its predecessor, Accredited Members Holding Corporation. Mrs. Atkinson has over 25 years of accounting, finance, and financial reporting experience in both public and private companies including consolidations, shareholder relations, SEC reporting, internal and external financial statement reporting, budgeting, cash forecasting, mergers and acquisitions, and restructuring and international accounting while working closely with outside audit and legal firms. She is a licensed CPA and holds a Bachelor of Science degree in Accounting from Evangel University.

Robert Mudd is the Senior Vice President of Construction and Market Expansion. Mr. Mudd previously served as the President and Chief Operating Officer of Venu from February 2024 through October 2024 and as Senior Vice President of Real Estate and Development for Venu from January 2023 through January 2024 where he oversaw the company’s real property acquisitions, entitlement process and related matters for the Company’s real estate portfolio and projects. Prior to serving as Senior Vice President of Real Estate and Development, from June 2021 until January 2023, he served as the Company’s Chief Operating Officer and President and also served as a director of the Company from June 2021 until January 2023. Prior to joining Venu, from June 2014 until June 2021, Mr. Mudd served as the President of Adventures in Missions an interdenominational missions organization focused on discipleship. Mr. Mudd has over 30 years of business and management experience and, in addition to his roles at Venu, he has served in a number of executive roles for organizations from start-ups to groups with a benevolent purpose. The first 15 years of his career were spent in the technology and telecommunications industry where he was President of Correctional Billing Services, Executive Vice President of Operations at Securus Technologies, LLC, COO of Evercom Systems, Inc., and COO of TDM, Inc. Mr. Mudd has a bachelor’s degree in education from the University of Louisville.

Non-Employee Directors

Mitchell Roth has served as a director of Venu since April 2021. In addition, he has also worked for Venu in a part-time capacity as Strategy Consultant since April 2022. Mr. Roth has been affiliated with Roth Industries, LLC since 2015, and currently serves as its President and CEO. Roth Industries is a leading consumer packaged goods company, specializing in prepared foods, based in Colorado Springs, Colorado with distribution in more than 8,000 retail supermarkets nationwide, including Costco, Walmart, Kroger, and others. Mr. Roth is also a 50% owner of Centennial Standard Real Estate Company, LLC, a real estate development and investment company. Prior to his tenure with Roth Industries Mr. Roth worked in an operational and advisory capacity within various companies owned or invested in by the Roth family. From May 2013 until January 2014, Mr. Roth worked at the investment-banking firm Laidlaw and Company, Ltd. in New York City. Mr. Roth received a Bachelor of Science degree in Business Finance and Economics from Liberty University in Lynchburg, VA.

Steve Cominsky has served as director of Venu since April 2021. Mr. Cominsky has over 30 years of experience in food, beverage, and hospitality operations and management. Mr. Cominsky founded CC Management & Development Corp LLC (“CC Management”) in 2013 and has worked with CC Management since its inception. CC Management is a boutique consulting and development firm that focuses on the restaurant and bar industry, and provides a range of services related to operations and strategic planning, and the company has worked with multiple existing and startup concepts in the greater Denver market on matters such as concept vision and development, re-branding and operations oversight. Mr. Cominsky is also currently involved in the oversight and operations of the Social Bar & Lounge an upscale bar and cocktail lounge located in suburban Denver, and which he founded in 2018. Mr. Cominsky has a Bachelor of Arts in Economics from Bloomsburg University of Pennsylvania.

Matt Craddock has served as a director of Venu since March 2023. He currently serves as the CEO of Craddock Commercial Real Estate, LLC and as the President of Craddock Development Company, Inc., a full-service real estate company founded by his father. In those roles, Mr. Craddock directs and manages a portfolio of $125 million in real estate assets in Colorado and New Mexico on behalf of the family and their strategic partners. Mr. Craddock has served on a number of local, non-profit boards, including Junior Achievement, The Boy’s and Girl’s Club, and Discover Goodwill. Mr. Craddock has over 28 years of experience in commercial real estate finance, development, and operations. He is a licensed Broker in the State of Colorado and carries an EMS and CCIM designation. He holds a Bachelor of Arts degree in Humanities from Pepperdine University.

Dave Lavigne has served as a director of Venu since December 2023. Mr. Lavigne spent the first 17 years of his career in the financial and investment industry primarily employed by small regional sell-side broker dealers/investment bankers. During that period, Mr. Lavigne acted in various capacities, including National Sales, Chief Executive Officer and Head of Research roles, and he held a variety of securities licenses and certifications. In 2001, Mr. Lavigne left the sell-side to set up an independent subscription-based microcap research firm called Edgewater Research where he served as the lead analyst until 2010. Since that time, he has provided research in a similar format under two subsequent labels, including his current company Trickle Research which he founded in 2016, and has served as the firm’s senior analyst since its inception. Over his career, Mr. Lavigne has evaluated hundreds of small public and private enterprises across dozens of industries and has provided extensive individual fundamental research and associated valuation models on well over 100 of those names. In addition, he has published financial newsletters covering both microeconomic and macroeconomic issues. In conjunction with his research platforms, Mr. Lavigne has also conducted dozens of research conferences across the country focusing primarily on microcap issuers and the capital markets. He is currently a research contributor to both the FactSet and the Alpha-Sense platforms. Mr. Lavigne graduated from the University of Idaho in 1984 with a B.S. in Finance.

Family Relationships

JW Roth and Mitchell Roth are father and son. Except for such relationship between JW Roth and Mitchell Roth, there are no other family relationships among any of the Company’s directors or officers.

Board of Directors Composition

Our business and affairs are managed under the direction of our Board.

Current Board of Directors

Our Articles of Incorporation and Bylaws provide for the business and affairs of the Company to be managed by our Board and authorize the Board to fix from time to time the number of directors serving on the Board, provided that the Board must have at least one director. Our Board currently consists of six directors, being JW Roth, Heather Atkinson, Steve Cominsky, Matt Craddock, David Lavigne, and Mitchell Roth. During the year ended December 31, 2024, Chad Hennings also served on our Board.

Each director on our Board will continue to serve until such director’s successor is duly elected and qualified, or until such director’s earlier death, resignation, retirement, disqualification, or removal from the Board.

Corporate Governance

Committees of the Board

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each operating pursuant to a charter adopted by our Board. The composition and functioning of all of our committees complies with all applicable requirements of the Sarbanes-Oxley Act of 2002 and with the rules and regulations of the NYSE American and the SEC. In addition, from time to time, other committees may be established under the direction of our Board to facilitate the management of our business or when necessary to address specific issues.

The members of each of our committees will serve on such committees for such term or terms as the Board may determine or until their earlier removal, resignation, or death. At least annually, each committee must review its charter and recommend any proposed changes to the Board for approval. Each committee must conduct an annual evaluation of its performance of the duties described in the committee’s charter and must present the results of the evaluation to the Board.

Audit Committee

The Company has a separately designated Audit Committee of the Board established in accordance with the Exchange Act. Our Audit Committee consists of Dave Lavigne and Steve Cominsky, both of whom the Board has determined are independent in accordance with the requirements of Rule 10A-3 of the Exchange Act and the NYSE American listing standards. Our Board has also determined that Mr. Lavigne is the “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. All members of our Audit Committee are financially literate, as determined by our Board, and can read and understand fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement.

Compensation Committee

Our Compensation Committee consists of Dave Lavigne and Matt Craddock. Our Board has determined that each member of our Compensation Committee is independent in accordance with the rules of the NYSE American and the Company’s independence guidelines. Our Compensation Committee carries out the responsibilities delegated by the Board relating to the review and determination of executive compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Dave Lavigne, Steve Cominsky, and Matt Craddock. Our Board has determined that each member of our nominating and corporate governance committee is independent in accordance with the rules of the NYSE American. Our nominating and corporate governance committee functions to carry out the responsibilities delegated by the Board relating to the Company’s director-nominations process and the development and maintenance of the Company’s corporate-governance policies.

Procedures for Nominating Directors to the Board

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board. For a description of such procedures, see the section of our IPO Final Prospectus entitled “Description of Capital Stock – Anti-Takeover Effects of Provisions of Our Governance Documents – Advance Notice Requirements.” Our Bylaws establish advance notice requirements that shareholders must meet to make any nominations for election to our Board or to submit other business to be acted upon at shareholder meetings. To be timely for purposes of an annual meeting of shareholders, a shareholder’s notice must be received by the Company’s secretary at the Company’s principal executive offices (i) not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the anniversary date of the immediately preceding annual meeting of shareholders (if such meeting is to be held on a day which is not more than 30 days in advance of the anniversary of the previous year’s annual meeting or not later than 70 days after the anniversary of the previous year’s annual meeting), or (ii) with respect to any other annual meeting of shareholders, including in the event that no annual meeting was held in the previous year, not earlier than the close of business on the 120th day prior to the annual meeting and not later than the close of business on the later of: (1) the 90th day prior to the annual meeting and (2) the tenth day following the date on which the Company first publicly announces the meeting date. To be timely for purposes of a special meeting of shareholders, a shareholder’s notice must be received not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the special meeting or the tenth day following the Company’s public announcement of the meeting date. Our Bylaws also specify certain requirements as to the form and content of shareholder meetings. These provisions may preclude our shareholders from bringing matters or making nominations for directors at our shareholder meetings.

Role of our Board Committees in Risk Oversight

We face a number of risks, including those described under the “Risk Factors” section in this Annual Report, including in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” One of the key functions of our Board is informed oversight of our risk management process. The Board does not have a standing risk management committee but rather administers this oversight function directly through the Board as a whole, as well as through its standing committees. The committees of the Board assist our full Board in risk oversight by addressing specific matters within the purview of each committee.

In particular, our Board is responsible for monitoring and assessing strategic risk exposure. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our external audit function. Our Nominating and Corporate Governance Committee oversees our corporate governance framework and monitors the effectiveness of our corporate governance guidelines. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our full Board is regularly informed of such risks through committee reports and otherwise.

While the Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities enables us to address our risks most effectively.

Code of Ethics and Business Conduct

Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to our principal executive, financial, and accounting officers and all persons performing similar functions. A copy of our Code of Conduct is attached as Exhibit 14.1 to this Annual Report. In addition, our Board has adopted a charter for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. You can access our Code of Conduct and our current committee charters on the Investor Relations section of our principal corporate website at https://investors.venu.live, or request a copy of any of the foregoing by writing to the following address: Venu Holding Corporation, Attention: Secretary, 1755 Telstar Drive, Suite 501, Colorado Springs, Colorado 80920. We will make any legally required disclosures regarding amendments to or waivers of provisions of our Code of Conduct or current committee charters on our website.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the NYSE American listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is attached to this Annual Report as Exhibit 19.1. Compliance with insider trading laws is also addressed in the Company’s Code of Conduct, attached as Exhibit 14.1 to this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons holding more than 10% of the Company’s Common Stock (each such person, an “Insider”) to report their initial ownership of Common Stock and other equity securities on a Form 3 report and any changes in that ownership on Form 4 or Form 5 reports that must be filed with the SEC. The SEC has designated specific deadlines by which Insiders must file these reports. Pursuant to the applicable SEC rules, the Company must identify any Insiders who were delinquent in filing their required Section 16(a) reports when due and to disclose, with respect to each such Insider, the number of late Section 16(a) reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required report.

Each of the Company’s Insiders filed their respective Initial Statement of Beneficial Ownership on Form 3 on December 5, 2024, whereas the initial registration statement for the initial public offering (the “IPO”) of the Company’s Common Stock was declared effective on November 12, 2024, and to be considered timely such Form 3s would have been filed on that same date.

Item 11. Executive Compensation

Venu is currently considered an “emerging growth company,” within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, Venu is required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well limited narrative disclosures regarding executive compensation. Further, Venu’s reporting obligations extend only to its “named executive officers” (our “NEOs”), meaning its principal executive officer and Venu’s next two most highly compensated executive officers in respect of their service to Venu at the end of the last completed fiscal year. Accordingly, our NEOs are:

●	JW Roth, our Founder, Chief Executive Officer, and Chairman;

●	Heather Atkinson, our Chief Financial Officer;

●	Robert Mudd, our former President and Chief Operating Officer from February 28, 2024 through September 30, 2024, who began serving in his current role as our Senior Vice President of Construction and Market Expansion on November 1, 2024; and

●	William Hodgson, our President, who began serving in that role on October 21, 2024.

Summary Compensation Table

The following table sets out the compensation for our NEOs for the years ended December 31, 2024 and December 31, 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)(2)	Total ($)
JW Roth	2024	$428,378	$14,036	$368,460	$70,191	$881,064
Chief Executive Officer and Chairman	2023	$386,234	$6,609	$133,112	$42,160	$568,115

Heather Atkinson	2024	$255,301	$13,218	$295,262	$50,880	$614,661
Chief Financial Officer, Secretary and Treasurer	2023	$217,594	$6,609	$33,893	$35,867	$293,962

Robert Mudd(3)	2024	$295,676	$7,116	$66,304	$50,638	$419,735
Former President and Chief Operating Officer	2023	$209,908	$6,742	$33,497	$30,213	$280,360

Will Hodgson(4)	2024	$88,07	$106,642	$122,034	$2,017	$318,760
President and Chief Operating Officer	2023	$-	$-	$-	$-	$-

(1)	Amounts do not reflect compensation actually received by the officer. Values in this this table tie to compensatory warrants that are exercisable at the option of the holder. The grant fair value number for the “options” is computed in accordance with FASB ASC Topic 718. The fair value assumptions used for purposes of the valuation is cited in Footnote 11-Warrants to the Venu 2024 financials.

(2)	Each executive officer receives a car allowance from Venu, with Mr. Roth receiving $30,044 in 2024 and $19,009 in 2023; Ms. Atkinson receiving $13,775 in 2024 and $12,715 in 2023; Mr. Mudd receiving $14,121 in 2024 and $7,061 in 2023; and Mr. Hodgson receiving $0 in 2024. Other benefits included in the “All Other Compensation” column include medical insurance benefits paid by the Company on behalf of these employees. In addition, for Mr. Roth and Ms. Atkinson, the “All Other Compensation” columns for 2024 and 2023 includes $7,500, which each of them received in their capacities as members of the Board of Directors, and fees payable for the attendance of board meetings in person.

(3)	During the year ended December 31, 2023 until February 28, 2024, Mr. Mudd served in a non-NEO role as Senior Vice President of Real Estate and Development. He began serving as the President and COO on February 28, 2024 through September 30, 2024. On October 4, 2024, the Company appointed William Hodgson as its President, replacing Mr. Mudd in that position effective October 21, 2024. On November 1, 2024, Mr. Mudd’s position changed to Senior Vice President of Construction and Market Expansion.

(4)	On October 4, 2024, the Company appointed Mr. William Hodgson as its President, with Mr. Hodgson beginning in that role on October 21, 2024. Accordingly, the compensation reported for Mr. Hodgson reflects what he received for the partial year ended December 31, 2024.

Narrative to the Summary Compensation Table

Base Salaries

Venu uses base salaries to recognize the experience, skills, knowledge, and responsibilities required of all its employees, including our NEOs. Base salaries are reviewed annually and adjusted from time to time in an effort to realign salaries with market levels after taking into account individual responsibilities, performance, and experience.

The base salary of Mr. Roth during 2024 was increased to $500,000 effective October 1, 2024. Prior to entering into that agreement, Mr. Roth’s base salary was $400,000 in 2023.

Ms. Atkinson’s base salary as of December 31, 2024 was $270,000, effective October 1, 2024, having increased from $200,000 as of December 31, 2023.

Mr. Mudd’s base salary as of December 31, 2024 was $270,000, having increased from $200,000 as of December 31, 2023. In connection with Mr. Mudd’s new position as Senior Vice President of Construction and Market Expansion, which took effect on November 1, 2024, Mr. Mudd’s base salary continues to be $270,000 per year.

In Mr. Hodgson’s newly appointed role as President of the Company, effective October 21, 2024, his annual base salary is $500,000.

Annual Bonus/Non-Equity Incentive Compensation

To date, Venu has not awarded its NEOs annual incentive compensation based on the satisfaction of individual and corporate performance objectives established by the Board of Directors. However, executive officers are eligible to receive discretionary cash bonuses as determined by the Board of Directors based on the financial performance of the Company and each officer’s contributions to the Company as a whole. The Board of Directors awarded each of Venu’s NEOs a discretionary cash bonus in 2024 and 2023.

Equity-Based Incentive Awards

Equity-based awards give our executives and key employees a stake in Venu’s long-term performance and viability, thereby motivating them to be top performers. Equity-based awards enable Venu to attract key talent, encourage executive retention, establish an ownership culture, facilitate the achievement of the Company’s goals, and align the interests of our executives and our shareholders.

Equity-based awards are given in the form of warrant compensation during the past two years. These warrants are based on the dollar equivalent of a cash bonus in the warrants full value and approved by the board of directors.

Retirement Plans

Venu established a defined contribution plan for all employees aged 21 and older who have completed six months of service for payrolls as of January 1, 2024. The Company makes a matching contribution of 100% on the first 5% contributed.

Employee Benefits

Venu’s NEOs are eligible to participate in employee benefit plans and programs, including medical and dental benefit plans.

Pension Benefits

Venu’s NEOs did not participate in, or earn any benefits under, any pension or retirement plan sponsored by the Company during the years ended December 31, 2024 and 2023.

Nonqualified Deferred Compensation

Venu’s NEOs did not participate in, or earn any benefits under, any non-qualified deferred compensation plan sponsored by the Company during the years ended December 31, 2024 and 2023.

Outstanding Equity Awards as of December 31, 2024

The following table presents information regarding outstanding equity awards held by our NEOs as of December 31, 2024.

	Outstanding Equity Awards at Fiscal Year End
	Stock Awards
	Grant Date	Expiration Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)		Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)
JW Roth
Compensatory Warrants	10/11/2022	10/11/2027	250,000	(2)	—	—	$3.00
Compensatory Warrants	4/19/2022	4/19/2029	166,667	(3)	333,333	—	$2.00
Compensatory Warrants	4/5/2021	4/5/2026	49,999	(4)	16,667	—	$0.12
Compensatory Warrants	1/17/2024	1/16/2027	500,000	(5)	—	—	$10.00
Compensatory Warrants	2/28/2024	2/28/2031	166,667	(6)	333,333	—	$10.00

Heather Atkinson
Compensatory Warrants	10/11/2022	10/11/2027	150,000	(7)	—	—	$3.00
Compensatory Warrants	4/11/2022	4/11/2029	31,250	(8)	93,750	—	$2.00
Compensatory Warrants	4/5/2021	4/5/2026	8,333	(9)	8,333	—	$0.60
Compensatory Warrants	5/27/2020	5/27/2025	33,335	(10)	—	—	$1.20
Compensatory Warrants	2/28/2024	2/28/2021	66,667	(11)	133,333	—	$10.00
Compensatory Warrants	10/1/2024	10/1/2031	30,695	(12)	61,388	—	$10.00

Robert Mudd
Compensatory Warrants	10/11/2022	10/11/2027	205,000	(13)	—	—	$3.00
Compensatory Warrants	10/28/2021	10/28/2026	37,500	(14)	25,000	—	$0.12
Compensatory Warrants	4/11/2022	4/11/2029	31,250	(15)	93,750	—	$2.00
Compensatory Warrants	4/5/2021	4/5/2026	8,333	(16)	8,333	—	$0.60
Compensatory Warrants	10/1/2024	2/28/2031	100,000	(17)	107,917	—	$10.00

Will Hodgson
Compensatory Warrants	11/1/2024	11/1/2031	—	(18)	500,000	—	$10.00

(1)	Numbers in this table tie to compensatory warrants that are exercisable at the option of the holder. The grant fair value number for the “options” is to be computed in accordance with FASB ASC Topic 718. The fair value assumptions used for purposes of the valuation is cited in Footnote 11-Warrants to the 2024 financials.

(2)	This warrant is exercisable in full and is scheduled to expire on October 11, 2027.

(3)	This warrant vests ratably over a four-year term, with one-fourth of the warrant vesting on each annual anniversary from the date of issuance. This warrant is scheduled to expire on April 11, 2029.

(4)	This warrant vests ratably over a four-year term, with the first vesting date having occurred on the first annual anniversary of its issuance date. This warrant is scheduled to expire on April 5, 2026.

(5)	This warrant is exercisable in full and is scheduled to expire on January 16, 2027.

(6)	This warrant vests ratably over a four-year term, with the first vesting date having occurred on the date of issuance. The warrant is scheduled to expire on February 28, 2031.

(7)	This warrant is exercisable in full and is scheduled to expire on October 11, 2027.

(8)	This warrant vests ratably over a four-year term, with one-fourth of the warrant vesting on each annual anniversary from the date of issuance. This warrant is scheduled to expire on April 11, 2029.

(9)	This warrant vests ratably over a four-year term, with the first vesting date having occurred on the first annual anniversary of its issuance date. This warrant is scheduled to expire on April 5, 2026.

(10)	This warrant is exercisable in full and is scheduled to expire on May 27, 2025.

(11)	This warrant vests ratably over a four-year term, with the first vesting date having occurred on the date of issuance. The warrant is scheduled to expire on February 28, 2031.

(12)	This warrant vests ratably over a two-year term, with the first vesting date having occurred on the date of issuance. The warrant is scheduled to expire on October 1, 2031.

(13)	This warrant is exercisable in full and is scheduled to expire on October 11, 2027.

(14)	This warrant vests ratably over a five-year term, with one-fifth of the warrant vesting on each annual anniversary from the date of issuance. This warrant is scheduled to expire on October 28, 2026.

(15)	This warrant vests ratably over a four-year term, with one-fourth of the warrant vesting on each annual anniversary from the date of issuance. This warrant is scheduled to expire on April 11, 2029.

(16)	This warrant vests ratably over a four-year term, with one-fourth of the warrant vesting on each annual anniversary from the date of issuance. This warrant is scheduled to expire on April 5, 2026.

(17)	This warrant vests ratably over a two-year term, with the first vesting date having occurred on the date of issuance. The warrant is scheduled to expire on February 28, 2031.

(18)	This warrant vests over a four-year period, with 50,000 shares underlying the warrant vesting on April 30, 2025, 75,000 vesting on November 1, 2025, and 125,000 vesting on each of November 1, 2026, 2027, and 2028.

Employment Arrangements

The following discussion contains a summary of the terms of the employment agreements currently in effect for JW Roth. Neither Ms. Atkinson, Mr. Mudd, nor Mr. Hodgson are parties to an employment agreement that provides a contractual right to severance payments upon a termination or change of control; instead, each is an employee at will.

Roth Employment Agreement

The Company entered into an employment agreement with Mr. Roth on June 6, 2023, which sets forth the terms and conditions of his employment (the “Roth Agreement”). Pursuant to the Roth Agreement, Mr. Roth serves as our Chief Executive Officer and is entitled to an annual base salary of $400,000, with such base salary to be increased annually by no less than 2.5%. The Roth Agreement is for a term through November 6, 2028 and automatically renews for successive one-year terms thereafter unless not renewed by either Venu or Mr. Roth upon not less than six months’ advance written notice to the other party.

In the event Venu terminates Mr. Roth’s employment other than “for Cause” or Mr. Roth terminates his employment with Venu for “Good Reason” (each as defined in the Roth Agreement), Mr. Roth is entitled to receive the following payments and benefits, in addition to any accrued obligations: (a) a lump-sum payment, equal to one times the sum of (i) Mr. Roth’s then base salary and (ii) the bonus received in respect of performance during the year prior to the year of the termination date; (b) Venu’s reimbursement for the monthly premium paid to continue health-plan coverage for up to 18 months after the termination date or until otherwise specified in the Roth Agreement; and (c) all outstanding unvested stock options or other equity awards granted to Mr. Roth during the term of the Roth Agreement becoming fully vested and exercisable for the 12-month period after the termination date, irrespective of the terms of any equity incentive plan or award agreements (such benefits described in the preceding clauses (b) and (c), the “Other Termination Benefits”). In addition, if Mr. Roth’s employment is terminated by Mr. Roth for “Good Reason” or by Venu other than “For Cause” (other than on account of Mr. Roth’s death or total disability) within three months prior to, or two years following, a “Change in Control,” Mr. Roth is entitled to a lump-sum payment equal to two times the sum of his base salary and his bonus awarded during the year prior to the year of the transaction that constituted a Change of Control along with the Other Termination Benefits.

A “Change in Control” is defined to mean each of the following events: (i) Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of Venu representing more than 50% of the total voting power represented by Venu’s then-outstanding voting securities; (ii) the sale or disposition by Venu of all or substantially all of its assets; (iii) the consummation of a merger or consolidation of Venu with or into any other entity, other than a merger or consolidation which would result in the voting securities of Venu outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) more than 50% of the total voting power represented by the voting securities of Venu or such surviving entity or its parent outstanding immediately after such merger or consolidation; or (iv) individuals who are members of Venu Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the members of the Incumbent Board over a period of 12 months; provided, however, that if the appointment or election (or nomination for election) of any new board member was approved or recommended by a majority vote of the members of the Incumbent Board then still in office, such new member shall, for purposes of the Roth Agreement, be considered as a member of the Incumbent Board.

Director Compensation

Venu has provided cash compensation for attendance at Board meetings held in person and equity-based compensation to its directors. The following table sets forth information regarding the compensation our non-employee directors earned for service on our Board during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Mitchell Roth	$5,000	$—	$91,117	$90,000	$186,117
Steve Cominsky	$5,000	$—	$58,099	$—	$63,099
Matthew R. Craddock	$2,500	$—	$56,880	$—	$59,380
Chad Hennings	$5,000	$—	$77,158	$60,000	$142,158
Dave Lavigne	$5,000	$—	$56,880	$—	$61,880

(1)	During 2024, Venu paid each director a fee of $2,500 for each meeting of the board of directors that a director attended in-person and on-site.

(2)	Amounts do not reflect compensation actually received by the director. Values in this this table tie to compensatory warrants that are exercisable at the option of the holder. The grant fair value number for the “options” is computed in accordance with FASB ASC Topic 718. The fair value assumptions used for purposes of the valuation is cited in Footnote 11-Warrants to the Venu 2023 financials.

(3)	These amounts represent compensation received by certain directors for services rendered other than with respect to their services on the board of directors. Mr. Hennings began providing services to Venu on January 23, 2023, serving as a spokesperson and business-development promoter for the Company and earning $60,000 in cash annually (pro-rated for any partial year) for his services, along with 50,000 warrant shares granted at a $3.00 exercise price per warrant. Mr. Mitchell Roth provides corporate financial writing assistance and other investor relations duties and is compensated by Venu at $90,000 annually for these services.

Narrative Disclosure to Director Compensation Table

During 2024, Venu paid each director a fee of $2,500 for each meeting of the board of directors that a director attended in-person and on-site. Otherwise, Venu does have a formal compensation program for its directors.

From time to time, Venu has awarded its directors compensatory warrants as a means to attempt to further align the interests of its directors with the Company and its shareholders. To date, these compensatory warrants have not been awarded on a set schedule or defined interval. Typically, a warrant has been granted on an annual basis (in each case subject to vesting conditions). In 2024, Venu granted each director a warrant exercisable to purchase 20,000 shares of Common Stock at an exercise price of $10.00 per share in consideration for serving on the Board. Each director’s warrant vests ratably over a two-year period beginning on February 28, 2025.

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information (“MNPI”)

The Company’s policy is to not grant options (or other equity awards) or allow its insiders to conduct stock trades at times, subject to any allowable trades that might occur pursuant to a 10b5-1 Trading Plan, where MNPI is known or a material transaction is anticipated to occur. Each insider and employee of the Company is required to read and acknowledge the Company’s Insider Trading Policy as attached hereto as Exhibit 19.1, which prescribes certain set periods that prohibit insider trading. Other than as established for black-out periods associated with our quarterly and annual financial statement filings, our executive management will also issue notices of black-out trading periods if they are aware of material transactions which they anticipate closing.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider MNPI to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of MNPI in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such MNPI.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of MNPI for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its stockholders.

In the year ended December 31, 2024, no options (or other equity awards) were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Formal Equity Incentive Plans

The following table sets forth information as of December 31, 2024, with respect to the compensatory warrants previously granted by the Company and the Company’s Amended and Restated 2023 Omnibus Incentive Compensation Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	$—	2,500,000
Equity compensation plans not approved by security holders (1)	4,584,293	6.43	-
Total	4,584,293	$—	2,500,000

(1) Represents an aggregate of 4,584,293 warrants previously granted to officers, directors, and other service providers for compensatory purposes.

In October 2023, Venu’s Board adopted, and then its shareholders approved, the 2023 Omnibus Incentive Compensation Plan. In August 2024, the Board adopted and the Venu shareholders approved the Amended and Restated 2023 Omnibus Incentive Compensation Plan (the “A&R Plan”). The purpose of the A&R Plan is to advance the interests of our shareholders by enabling us to attract and retain the types of individuals who will contribute to our long-range success, provide incentives that align the interests of such individuals with those of our shareholders, and promote the success of our business. The A&R Plan is designed to provide us with flexibility to select from among various equity-based and performance compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing performance-based compensation.

The A&R Plan permits awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. Awards and grants under the A&R Plan are referred to as “Awards.” Those eligible for Awards under the A&R Plan are referred to as “Participants.” Participants include any employee, consultant, or director who is designated by the Board or a committee of the Board to receive one or more Awards under the A&R Plan. A total of 2,500,000 shares of our Common Stock are reserved for issuance of Awards under the A&R Plan.

During the year ended December 31, 2024, no awards were granted under the A&R Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding beneficial ownership of shares of Venu’s Common Stock as of March 15, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a security holder has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity in the table below, all shares subject to options and warrants were deemed outstanding if such securities are currently exercisable or would vest based on service-based vesting conditions within 60 days of March 15, 2025. These shares were not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

The beneficial ownership of each class or series of our voting capital stock below is based on the Company having, as of March 15, 2025, 37,496,049 shares of Common Stock issued and outstanding. Each share of Common Stock entitles its holder to one vote per share held.

Venu also has 379,990 shares of Class B Non-Voting Common Stock outstanding. However, those shares do not entitle the holders to any voting rights, and, by their terms, are not convertible at the volition of the holder to shares of Common Stock. Moreover, no officer, director, or 5% or greater beneficial holder of Venu holds any shares of Class B Non-Voting Common Stock.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares beneficially owned by such person.

Unless otherwise noted, the address of all of the listed shareholders is 1755 Telstar Drive, Suite 501, Colorado Springs, Colorado 80920.

	Common Stock
Name and Address of Beneficial Owners	Number of Shares	Percent of Class
Directors and NEOs:
JW Roth(1)	12,817,871	34.2%
William Hodgson	-	*
Robert Mudd(2)	672,014	1.8%
Heather Atkinson(3)	503,944	1.3%
Mitchell Roth(4)	634,146	1.7%
Steve Cominsky(5)	72,142	*
Matthew Craddock(6)	75,000	*
Dave Lavigne(7)	188,880	*

All Directors and Executive Officers as a Group (8 individuals)(8)	14,963,996	39.9%

*	Less than 1%

(1)	Includes: (i) 2,633,333 shares underlying warrants that are vested or will be vested within 60 days; (ii) 1,250,000 shares underlying an option that was granted to JW Roth and became exercisable on January 14, 2025; and (iii) 1,022,665 shares held by KMR Living Trust dated November 19, 2012, for which JW Roth is a trustee.

(2)	Includes: (i) 317,499 shares underlying warrants that are vested or will be vested within 60 days; and (ii) 12,500 shares held by a trust for Mr. Mudd’s special needs minor children.

(3)	Includes 422,363 shares underlying warrants that are vested or will be vested within 60 days.

(4)	Includes 294,166 shares underlying warrants that are vested or will be vested within 60 days.

(5)	Includes 15,000 shares underlying warrants that are vested or will be vested within 60 days.

(6)	Includes 10,000 shares underlying warrants that are vested or will be vested within 60 days.

(7)	Includes: (i) 7,240 shares owned directly by Mr. Lavigne’s spouse that Mr. Lavigne may be deemed to have indirect beneficial ownership of; and (ii) 10,000 shares underlying warrants that are vested or will be vested within 60 days.

(8)	Includes 3,702,361 shares underlying warrants that are vested or will be vested within 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related-Party Transactions

In addition to the compensation arrangements with directors and executive officers described under “Executive Compensation,” the following is a description of each transaction since January 1, 2023, and each currently proposed transaction in which:

●	the Company has been or is to be a participant;

●	the amount involved exceeds or will exceed the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years; and

●	any of the Company’s directors, executive officers, or beneficial holders of more than 5% of the Company’s capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that we would pay or receive, as applicable, in arm’s-length transactions.

Leases

Venu leases properties from a majority-owned subsidiary, Hospitality Income & Asset, LLC (“HIA”), which owns the land and buildings used by (and leased to) Bourbon Brothers Smokehouse and Tavern CS, LLC to operate Venu’s Colorado Springs Bourbon Brothers and Bourbon Brother Presents venues. JW Roth owns less than 1% of HIA’s total ownership. In regard to the BBST CO and BBP CO leases, JW Roth, the Chairman, CEO, and founder of Venu, is also the founder and manager of HIA. Ms. Atkinson, the CFO and Secretary and a director of Venu, is also the Treasurer of HIA. The amounts paid by BBST CO and BBP CO to HIA under the leases totaled $574,303 in 2024, $574,300 in 2023.

13141 Notes, LLC (“13141 Notes”) is the restaurant operating entity that manages the Notes Eatery in Colorado Springs. 13141 Notes leases its property from 13141 BP, LLC (“13141 BP”) (which in June 2024 became a wholly owned subsidiary of Venu). JW Roth is the founder and manager of 13141 BP. The amounts paid by 13141 Notes to 13141 BP under the lease totaled $124,180 in 2024 and $218,748 in 2023. In 2024, 13141 Notes paid rent to 13141 BP through June 30, 2024, totaling $124,180. Beginning on July 1, 2024, the lease was amended to provide for 13141 Notes to pay 13141 BP only common area maintenance amounts, which 13141 Notes paid to 13141 BP for 2024 in total of $97,452.

Roth Industries

Venu owns 550,000 preferred units or 2.0% of Roth Industries, LLC (“Roth Industries”). JW Roth is also the founder and Chairman of Roth Industries and holds an approximate 20% membership interest in Roth Industries. Mitchell Roth, a director of Venu, is also the CEO and President of Roth Industries and holds an approximate 10% membership interest in Roth Industries. Heather Atkinson is also the Treasurer and a director of Roth Industries. Additionally, Robert Mudd, Venu’s President and Chief Operating Officer, and Steve Cominsky, a director of Venu, are also members of Roth Industries. Ms. Atkinson, Mr. Mudd, and Mr. Cominsky each own less than a 1% membership interest in Roth Industries.

Roth Industries is the parent company to Roth Premium Foods, LLC (“Roth Premium”), which is the counterparty to the Bourbon Brothers licensing agreement. Under that licensing agreement, Venu, the exclusive owner and title holder of the Bourbon Brothers brand, granted a license to Roth Premium to use the brand for grocery products in exchange for Roth Premium’s payment of a royalty. Venu shares the advertising expenses for the Bourbon Brothers brand with Roth Industries. For Roth’s licensing use of the Bourbon Brothers brand in grocery products, since Venu holds the exclusive license to use the brand. Venu received funds totaling $12,500 in 2024 with $107,500 in receivables as of December 31, 2024, $132,500, and $125,000 during the years ended December 31, 2024, and 2023, respectively.

On August 12, 2024, Venu redeemed 100,000 shares of Common Stock previously held by Roth Industries, LLC for an aggregate purchase price of $500,000.

Interests in GA HIA, LLC and its Lease

Robert Mudd, the Company’s Senior Vice President of Construction and Market Expansion, is a member of GA HIA, LLC (“GA HIA”), and JW Roth and Robert Mudd are GA HIA’s co-managers. GA HIA is a real estate holding company that owns approximately 65% of the land and buildings on which the Company’s Bourbon Brothers Presents and Bourbon Brothers Smokehouse & Tavern venues in Georgia operate and is the landlord for those properties. GA HIA leases the property on which BBST GA operates the Bourbon Brothers Presents and Bourbon Brothers Smokehouse & Tavern venues in Georgia operate. For the first ten years of the lease, annual base rent payable by BBST GA and BBP GA to GA HIA is $641,410 and $191,590, respectively. Every five years of the term of the lease, the rent increases by 10%. The holders of the minority tenant-in-common interest for this property are Old Mill, LLC (30%) and a trust (5%). TIC owners are entitled to their pro rata portion of the net rent payments (after certain costs and expenses appurtenant to the ownership of the property are netted out, such as interest expenses and charges). Mr. Craddock, a director of Venu, is a manager and minority member of Old Mill, LLC and the trustee and beneficiary of the trust. Through these interests, together, Mr. Craddock has an indirect right to a portion of the net rents owed to GA HIA pursuant to the lease agreement between GA HIA and Bourbon Brothers Smokehouse and Tavern GA, LLC.

Interests in the Appraised Value of The Sunset McKinney

Chad Hennings was a director of the Company from January 2023 through January 2025. Mr. Hennings is a member of Rubicon Representation, LLC (“Rubicon”). In January 2023, Venu engaged Rubicon to serve as its exclusive agent to find, negotiate, and acquire suitable land sites in the State of Texas. On January 14, 2025, upon Venu’s closing on the real property upon which The Sunset McKinney will be constructed, Venu paid Mr. Hennings Family Assets, LP (in which Mr. Hennings has a 49% interest) a broker fee of $525,000, which is equal to 1.5% of the appraised value of that property.

Guarantees

Venu and JW Roth guarantee Venu’s and its subsidiaries’ debt. In exchange for JW Roth personally guaranteeing $17,982,907 principal amount of Venu’s bank debt and promissory notes (the “Principal Balance”), Venu pays JW Roth through a combination of personal guarantee fees and warrant and option issuances. With respect to Venu’s loans and promissory notes, Venu pays JW Roth a personal guarantee fee of 1% of the Principal Balance value per year. In 2023 and 2024, these payments totaled $109,794 and $146,919 respectively. With respect to a $10,000,000 promissory note that is included in the Principal Balance, which Venu entered into in January 2024 and which Mr. Roth and a minority shareholder of Venu (together, the “Guarantors”) personally guarantee, the Guarantors equally split the personal-guarantee fee of 1% of the promissory note balance, or $100,000. Venu also issued a three-year warrant to purchase 500,000 shares of Common Stock at an exercise price of $10.00 per share to both the Guarantors.

JW Roth and the other Guarantor are also personal guarantors of the $25,000,000 promissory note (the “McKinney Note”) that Venu delivered to MEDC as partial payment of the $35,000,000 purchase price payable to acquire a 46-acre tract from MEDC to construct The Sunset McKinney (the “McKinney Property”). In exchange for such personal guarantee of the McKinney Note, Venu agreed to pay the Guarantors a personal guarantee fee. On January 14, 2025, as consideration for Mr. Roth’s personal guarantee of the McKinney Note, Venu granted Mr. Roth a five-year option to purchase 1,250,000 shares of Common Stock at an exercise price of $10.00 per share, which was immediately exercisable.

On December 17, 2024, a subsidiary of Venu, Sunset at McKinney, LLC, entered into a Guarantee Fee Agreement with the Guarantors. To facilitate the closing of the McKinney Property, the Guarantors agreed to personally guarantee the $25,000,000 McKinney Note that was delivered by or on behalf of Venu to MEDC at the closing as partial payment of the $35,000,000 purchase price. Venu also delivered to MEDC at the closing a cash payment of $10,000,000 to be held in a money market account (the “Deposit”), which will be returned to Venu upon a certificate of occupancy being issued and obtained for the McKinney Property. Interest earned on the Deposit will be remitted by MEDC to Venu on a monthly basis (each, an “Interest Payment”). To compensate the Guarantors for the risks associated with personally guaranteeing the McKinney Note, upon Venu’s receipt of each Interest Payment from MEDC, Venu will make a corresponding payment to each of the Guarantors in an amount equal to half of each such Interest Payment.

Policies for Approval of Related-Party Transactions

Venu does not have a written policy regarding the review and approval of related-party transactions. Nevertheless, with respect to such transactions, it has been the practice of the Venu Board to consider the nature of and business reasons for such transactions, how the terms of such transactions compared to those which might be obtained from unaffiliated third parties, and whether such transactions were otherwise fair to and in the best interests of, or not contrary to, Venu’s best interests.

Director Independence

Applicable NYSE American listing rules require that our Board be comprised of a majority of independent directors. Based upon information requested from and provided by each of our directors concerning his or her background, employment, and affiliations, including family relationships, our Board has determined that each of our directors, except JW Roth, Mitchell Roth, and Heather Atkinson, qualify as an “independent director” as defined under applicable NYSE American listing rules. In making such determination, the Board considered the current and prior relationships that each director has with Venu and all other facts and circumstances that the Board deems relevant in determining the independence of each director, including any relevant related-party transactions and each director’s beneficial ownership of Venu capital stock. See the sections of this Annual Report entitled “Security Ownership of Certain Beneficial Owners and Management” in Item 12 and “Certain Relationships and Related-Party Transactions” in this Item 13 for additional information.

In addition, NYSE American listing rules require that, subject to specified exceptions, each member of Venu’s Audit, Compensation, and Nominating and Corporate Governance Committees be independent under the Exchange Act. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable NYSE American listing rules, a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the Audit Committee, the Board, or any other committee of the Board, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the Company or any of its subsidiaries or otherwise be an affiliated person of the Company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the Board must consider, for each member of the Compensation Committee, all factors specifically relevant to determining whether a director has a relationship to the Company that is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory, or other compensatory fee paid by the Company to the director; and (2) whether the director is affiliated with the Company or any of its subsidiaries or affiliates.

Item 14. Principal Accountant Fees and Services

Audit, Audit-Related, Tax, and All Other Fees

Grassi & Co., CPAs, P.C. (“Grassi”) serves as the Company’s independent registered public accounting firm. Audit services rendered by Grassi for the fiscal year ended December 31, 2024, included the annual audit of the Company’s consolidated financial statements, which are included in reports to shareholders and the SEC, consultation on accounting and related matters, and services performed in connection with other regulatory filings.

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in its Annual Report on Form 10-K for the years ended December 31, 2024 and 2023, respectively, by Grassi.

	For the Year Ended December 31,
	2024	2023
Audit Fees(1)	$462,375	$256,875
Audit-Related Fees(2)	143,156	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0
Total Fees	605,531	256,875

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of the Company’s consolidated financial statements and review of interim condensed consolidated financial statements included in the Company’s quarterly reports and services normally provided in connection with statutory and regulatory filings or engagements.
(2)	“Audit-Related Fees” consist of fees generally related to accounting advice, review of SEC comment letters, and other compliance issues.
(3)	“Tax Fees” consist of fees related to tax compliance, tax preparation, and other tax services.
(4)	“All Other Fees” consist of fees for all other services other than those reported above.

Pre-Approval Policies and Procedures of the Audit Committee

The charter of the Audit Committee requires the Audit Committee to pre-approve all audit and permitted non-audit and tax services that may be provided by the Company’s independent registered public accounting firm and permits the Audit Committee to establish policies and procedures for the Audit Committee’s pre-approval of permitted services by the Company’s independent registered public accounting firm on an on-going basis.

The Audit Committee pre-approves all audit and permissible non-audit services performed by the Company’s independent registered public accounting firm in order to assure that the provision of such services and related fees do not impair the independent registered public accounting firm’s independence. The independent registered public accounting firm must provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the applicable calendar year and the proposed fees for such audit services. If agreed to by the Audit Committee, the engagement letter will be formally accepted by the Audit Committee as evidenced by the execution of the engagement letter by the Chair of the Audit Committee. The Audit Committee approves, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope, Company structure, or other matters. The Audit Committee may grant pre-approval for those permissible non-audit services that it believes are services that would not impair the independence of the independent registered public accounting firm. The Audit Committee may not grant approval for any services categorized as “Prohibited Non-Audit Services” by the SEC. Certain non-audit services have been pre-approved by the Audit Committee, and all other non-audit services must be separately approved by the Audit Committee.

All of Grassi’s services and fees in fiscal years 2023 and 2024 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The accompanying index to financial statements on page F-1 of this Annual Report is provided in response to this Item.

(a)(2) Financial Statement Schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto included in the Index beginning on page F-1 of this Annual Report.

(a)(3) Exhibits

The exhibits to this Annual Report are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Articles of Incorporation, dated September 6, 2024
3.2*	Bylaws of Notes Live, Inc., dated April 5, 2022
4.1+	Description of Capital Stock
4.2+	Specimen Certificate representing shares of Common Stock
4.3*	Representative’s Warrant to be issued to ThinkEquity, LLC
4.4*	Form of Compensatory Warrant
10.1* #	Amended and Restated 2023 Omnibus Incentive Compensation Plan
10.2* #	Employment Agreement dated June 6, 2023 between Notes Live, Inc. and J.W. Roth
10.4*	Form of Stock Leak-Out Agreement between Notes Live, Inc. and certain holders of the Common Stock of Notes Live, Inc. named therein
10.5* #	Chapter 380, Grant, and Development Agreement between City of McKinney, Texas, McKinney Economic Development Corporation, McKinney Community Development Corporation, and Notes Live, Inc., dated April 16, 2024
10.6*	TAD Development Agreement between GA HIA, LLC and the City of Gainesville, Georgia, dated September 12, 2022
10.7*	Economic Development Agreement between Sunset at Broken Arrow, LLC, Broken Arrow Economic Development Authority, and City of Broken Arrow, Oklahoma, dated October 3, 2023
10.8*	First Amendment to Economic Development Agreement between Sunset at Broken Arrow, LLC, Broken Arrow Economic Development Authority, and City of Broken Arrow, Oklahoma, dated January 31, 2024
10.9*	Second Amendment to Economic Development Agreement between Sunset at Broken Arrow, LLC, Broken Arrow Economic Development Authority, and City of Broken Arrow, Oklahoma, dated February 20, 2024
10.10*	Third Amendment to Economic Development Agreement between Sunset at Broken Arrow, LLC, Broken Arrow Economic Development Authority, and City of Broken Arrow, Oklahoma, dated March 5, 2024
10.11*	Fourth Amendment to Economic Development Agreement between Sunset at Broken Arrow, LLC, Broken Arrow Economic Development Authority, and City of Broken Arrow, Oklahoma, dated March 5, 2024
10.12*	Purchase and Sales Agreement between Sunset at Broken Arrow, LLC and City of Broken Arrow, Oklahoma, dated March 6, 2024
10.13* †	Exclusive Operating Agreement dated June 14, 2023 by and between AEG Presents – Rocky Mountains, LLC and Notes Live, Inc.
10.15*	$10,000,000 Promissory Note of Notes Live, Inc., dated January 17, 2024, payable to Notes Real Estate And Development, LLC
10.16*	Deed of Trust dated January 2024, between Notes Live Real Estate And Development, LLC and the Public Trustee for the benefit of KWO, LLC
10.17*	Guarantees Fee Agreement dated February 2024 by and between Notes Live, Inc. and J. W. Roth
10.18*	Lease Agreement between Bourbon Brothers, LLC and Bourbon Brothers Smokehouse and Tavern Colorado Springs, LLC d/b/a Southern Hospitality Southern Kitchen, LLC, dated May 29, 2013

10.19*	First Amendment to Lease Agreement between Bourbon Brothers, LLC, Bourbon Brothers Southern Kitchen Colorado Springs, LLC, and Bourbon Brothers Holding Corporation, dated June 1, 2014
10.20*	Assignment and Transfer of Lease Agreement between Bourbon Brothers, LLC d/b/a Hospitality Income & Asset, LLC, Bourbon Brothers Smokehouse and Tavern CS, LLC, Art Dimensions, Inc. d/b/a Southern Concepts Restaurant Group, Inc., and Bourbon Brothers Smokehouse and Tavern Colorado Springs, LLC d/b/a Southern Hospitality Southern Kitchen, LLC, dated March 27, 2017
10.21*	Lease Agreement between Hospitality Income & Asset, LLC and Bourbon Brothers Presents, LLC, dated October 23, 2018
10.22*	First Amendment to Lease Agreement between Hospitality Income & Asset, LLC and Bourbon Brothers Presents, LLC, dated April 1, 2022
10.23*	Lease Agreement between GA HIA, LLC and Bourbon Brothers Smokehouse and Tavern GA, LLC, dated April 7, 2022
10.24*	Loan Authorization and Agreement dated May 4, 2020 between Bourbon Brothers Entertainment LLC and U.S. Small Business Administration
10.25*	Commercial Promissory Note dated May 26, 2022 delivered by GA HIA, LLC in favor of Pinnacle Bank
10.26*	Unlimited Continuing Guaranty by Jay William Roth as guarantor of the obligations of GA HIA, LLC in favor of Pinnacle Bank
10.27*	Change in Terms Agreement between GA HIA, LLC and Pinnacle Bank, dated December 28, 2022
10.28*	Commercial Construction to Permanent Loan Agreement between GA HIA, LLC and Pinnacle Bank, dated December 28, 2022
10.29*	Agreement for Purchase and Sale of Real Property between Northgate Properties, LLC and Notes Live Real Estate and Development, LLC, dated March 14, 2023
10.30*	Agreement for Purchase and Sale of Real Property between Northgate Properties, LLC and Notes Live Real Estate and Development, LLC, dated April 14, 2023
10.31*	Purchase and Sale Agreement between GA HIA, LLC and the Gainesville Redevelopment Authority, dated June 22, 2021
10.32*	Lease Agreement between 13141 BP, LLC and Buttermilk Eatery LLC, dated January 20, 2020
10.33*	Change in Terms Agreement between Hospitality Income & Asset, LLC and Integrity Bank & Trust, dated July 1, 2021
10.34*	Unsecured Promissory Note delivered by Notes Live, Inc. in favor of The Sunset Amphitheater LLC, dated March 15, 2023
10.35*	Operations Sublease Agreement between Notes Live Foundation and Sunset Operations, LLC, dated August 21, 2024
10.36*	Assignment and Assumption of Leases between GA HIA, LLC and Matthew R. Craddock, as Trustee under the Matthew R. Craddock Irrevocable Trust Dated November 5, 2020
10.37*	Commercial Construction to Permanent Loan Agreement between GA HIA, LLC and Pinnacle Bank, as guaranteed by Jay William Roth, dated May 26, 2022
10.38*	Limited Continuing Guaranty by Matthew R. Craddock Irrevocable Trust in favor of Pinnacle Bank, dated December 28, 2022
10.39*	Limited Continuing Guaranty by Old Mill, LLC in favor of Pinnacle Bank, dated December 28, 2022
10.40*	Licensing Agreement between Notes Live, Inc. and Roth Premium Foods, LLC, dated May 18, 2022
10.41*	Ticketing Services Agreement between Notes Live, Inc. and AXS Group LLC, dated May 1, 2023
10.42*	First Amendment to Ticketing Services Agreement between Notes Live, Inc. and AXS Group LLC, dated March 29, 2024
10.43*	Second Amendment to Ticketing Services Agreement between Notes Live, Inc. and AXS Group LLC, dated March 29, 2024
10.44*	Purchase and Sale Agreement between Notes Live, Inc. and the City of El Paso, Texas, dated June 24, 2024
10.45*	Chapter 380 Economic Development Program Agreement between Notes Live, Inc. and the City of El Paso, Texas, dated July 2, 2024
10.46* †	Naming and Sponsorship Rights Agreement between Sunset Operations, LLC and Mountain States FDAF, dated May 15, 2024
10.47*	Ground Lease Agreement between Notes CS 1 MT, LLC and Sunset Amphitheater, LLC, dated August 21, 2024

10.48*	Operations Lease Agreement between Sunset Amphitheater, LLC and Notes Live Foundation, dated August 21, 2024
10.49*	First Amendment to Operations Lease Agreement between Sunset Amphitheater, LLC and Notes Live Foundation, dated September 24, 2024
10.50*	First Amendment to Operations Sublease Agreement between Notes Live Foundation and Sunset Operations, LLC, dated September 24, 2024
10.51*	First Amendment to Chapter 380, Grant, and Development Agreement between City of McKinney, Texas, McKinney Economic Development Corporation, McKinney Community Development Corporation, and Notes Live, Inc., dated October 15, 2024.
10.52*	First Amendment to Purchase and Sale Agreement between Notes Live, Inc. and the City of El Paso, Texas, dated August 29, 2024.
10.53*	Second Amendment to Purchase and Sale Agreement between Notes Live, Inc. and the City of El Paso, Texas, dated October 28, 2024.
10.54	Guarantee Fee Agreement between Sunset at McKinney LLC, JW Roth, and Kevin O’Neil (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024)
10.55+	Second Amendment to Chapter 380, Grant, and Development Agreement between City of McKinney, Texas, McKinney Economic Development Corporation, McKinney Community Development Corporation, and Notes Live, Inc., dated December 3, 2024.
10.56+	Secured Convertible Promissory Note in favor of the lender named therein dated February 28, 2025
10.57#	Form of Incentive Stock Option Award Agreement under 2023 Omnibus Incentive Plan.
10.58#	Form of Non-qualified Stock Option Award. Agreement under 2023 Omnibus Incentive Plan.
19.1	Venu Holding Corporation Insider Trading Policy
21.1+	List of Subsidiaries of Venu Holding Corporation
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97+	Compensation Clawback Policy
101+	The following materials from Venu Holding Corporation’s Annual Form on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; (v) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest for the years ended December 31, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+	Filed electronically herewith.
*	Incorporated herein by reference to the corresponding exhibit to the Company’s Form S-1 filed on November 12, 2024 (File No. 333-281271).
#	Management contract or compensatory plan.
†	Certain portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Venu Holding Corporation

March 31, 2025	By:	/s/ JW Roth
JW Roth
Founder, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JW Roth	Chief Executive Officer, Chairman, and Director (Principal Executive Officer)	March 31, 2025
JW Roth

/s/ Heather Atkinson	Chief Financial Officer, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 31, 2025
Heather Atkinson

/s/ Mitchell Roth	Director	March 31, 2025
Mitchell Roth

/s/ Steve Cominsky	Director	March 31, 2025
Steve Cominsky

/s/ Matt Craddock	Director	March 31, 2025
Matt Craddock

/s/ Dave Lavigne	Director	March 31, 2025
Dave Lavigne

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of VENU HOLDING CORPORATION

VENU HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED Financial Statements

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Venu Holding Corporation and Subsidiaries

Colorado Springs, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Venu Holding Corporation and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2023.

Jericho, New York

March 31, 2025

VENU HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in US Dollars)

	As of
	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$37,969,454	$20,201,104
Inventories	225,283	185,746
Prepaid expenses and other current assets	850,951	209,215
Total current assets	39,045,688	20,596,065
Other assets
Property and equipment, net	137,215,936	57,737,763
Intangible assets, net	211,276	277,995
Operating lease right-of-use assets, net	1,351,600	3,685,980
Investments in related parties	550,000	550,000
Security and other deposits	43,015	375,904
Total other assets	139,371,827	62,627,642
Total assets	$178,417,515	$83,223,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,283,033	$2,565,460
Accrued expenses	3,556,819	698,369
Accrued payroll and payroll taxes	262,387	331,457
Deferred revenue	1,528,159	764,081
Convertible debt	9,433,313	-
Current portion of operating lease liabilities	364,244	230,952
Current portion of long-term debt	2,101,501	325,245
Total current liabilities	24,529,456	4,915,564

Long-term portion of operating lease liabilities	1,020,604	3,646,385
Long-term licensing liability	7,950,000	1,500,000
Long-term debt, net of current portion	14,100,217	11,182,073
Total liabilities	$47,600,277	$21,244,022
Commitments and contingencies - See Note 14
Stockholders’ Equity
Class B common stock, $0.001 par - 1,000,000 authorized, 379,990 issued and outstanding at December 31, 2024 and 30,000,000 authorized and 1,959,445 issued and outstanding at December 31, 2023	379	1,960
Class C common stock, $0.001 par - 0 authorized and issued and outstanding at December 31, 2024 and 50,000,000 authorized and 30,306,060 issued and outstanding at December 31, 2023	-	30,306
Common stock, $0.001 par - 144,000,000 authorized, 37,471,465 issued and outstanding at December 31, 2024 and 60,000,000 authorized at 0 issued and outstanding at December 31, 2023	37,472	-
Preferred stock, $0.001 par - 5,000,000 authorized, none issued or outstanding	-	-
Additional paid-in capital	144,546,368	47,743,085
Accumulated deficit	(47,361,208)	(17,021,453)
	$97,223,011	$30,753,898
Treasury Stock, at cost - 276,245 shares at December 31, 2024 and 76,245 shares at December 31, 2023	(1,500,076)	(76)
Total Venu Holding Corporation and subsidiaries equity	$95,722,935	$30,753,822
Non-controlling interest	35,094,303	31,225,863
Total stockholders’ equity	$130,817,238	$61,979,685
Total liabilities and stockholders’ equity	$178,417,515	$83,223,707

See notes to accompanying consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

	For the years ended
	December 31,
	2024	2023
Revenues
Restaurant including food and beverage revenue	$10,828,972	$9,522,523
Event center ticket and fees revenue	4,648,478	2,152,826
Rental and sponsorship revenue	2,356,933	922,315
Total revenues	$17,834,383	$12,597,664
Operating costs
Food and beverage	2,409,133	2,216,359
Event center	2,554,606	1,072,909
Labor	4,383,505	3,667,095
Rent	1,361,787	815,233
General and administrative	18,832,115	12,470,650
Equity compensation	12,015,133	1,610,350
Depreciation and amortization	3,656,229	1,877,236
Total operating costs	$45,212,508	$23,729,832

Loss from operations	$(27,378,125)	$(11,132,168)

Other income (expense), net
Interest expense	(3,906,959)	(331,674)
Other expense	(2,500,006)	-
Loss on sale of investments	-	(75,603)
Interest income	705,729	20,152
Other income	130,387	132,500
Total other expense, net	(5,570,849)	(254,625)

Net loss	$(32,948,974)	$(11,386,793)

Net loss attributable to non-controlling interests	(2,609,219)	(862,320)

Net loss attributable to common stockholders	$(30,339,755)	$(10,524,473)

Weighted average number of shares of Class A common stock, outstanding, basic and diluted	-	136,301
Basic and diluted net loss per share of Class A common stock	$-	$(0.39)

Weighted average number of shares of Class B common stock, outstanding, basic and diluted	724,629	16,640,620
Basic and diluted net loss per share of Class B common stock	$(0.86)	$(0.39)

Weighted average number of shares of Class C common stock, outstanding, basic and diluted	6,758,034	10,106,179
Basic and diluted net loss per share of Class C common stock	$(0.86)	$(0.39)

Weighted average number of shares of Class D common stock, outstanding, basic and diluted	16,319,014	-
Basic and diluted net loss per share of Class D common stock	$(0.86)	$-

Weighted average number of shares of Common stock, outstanding, basic and diluted	11,642,944	-
Basic and diluted net loss per share of Common stock	$(0.86)	$-

See notes to accompanying consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in US Dollars)

	Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Common Stock		Additional		Treasury Stock		Total Venu Holding Corporation	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Number of Shares	Amount	Equity (Deficit)	Controlling Interests	Total Equity
Balances at December 31, 2023	-	-	1,959,445	$1,960	30,306,030	$30,306	-	$-	-	$-	$47,743,085	$(17,021,453)	76,245	$(76)	$30,753,822	$31,225,863	$61,979,685
Issuance of shares	-	-	-	-	2,832,584	2,833	-	-	467,757	468	32,056,249	-	-	-	32,059,550	-	32,059,550
Exercise of warrants	-	-	52,847	52	-	-	-	-	-	-	-	-	-	-	52	-	52
Equity issued for services	-	-	-	-	700,000	700	-	-	-	-	6,999,300	-	-	-	7,000,000	-	7,000,000
Equity based compensation	-	-	-	-	-	-	-	-	-	-	4,865,833	-	-	-	4,865,833	-	4,865,833
Shareholder contribution associated with convertible debt transaction	-	-	-	-	-	-	-	-	-	-	2,500,000	-	-	-	2,500,000	-	2,500,000
Warrants issued as debt discount	-	-	-	-	-	-	-	-	-	-	3,000,140	-	-	-	3,000,140	-	3,000,140
Equity issued for fixed asset acquisition	-	-	-	-	-	-	276,100	276	-	-	2,760,724	-	-	-	2,761,000	-	2,761,000
Equity issued for interest and fees for convertible debt transaction	-	-	-	-	-	-	32,940	32	43,752	44	766,844	-	-	-	766,920	-	766,920
Acquisition of treasury stock	-	-	-	-	-	-	-	-	(200,000)	(200)	200	-	200,000	(1,500,000)	(1,500,000)	-	(1,500,000)
Common shares issues through initial public offering	-	-	-	-	-	-	-	-	1,380,000	1,380	12,652,720	-	-	-	12,654,100	-	12,654,100
Conversion of Common Stock Class B to Common Stock Class D	-	-	(1,628,636)	(1,629)	-	-	1,628,636	1,629	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class B to Common Stock	-	-	(3,666)	(4)	-	-	-	-	3,666	4	-	-	-	-	-	-	-
Conversion of Common Stock Class C to Common Stock Class D	-	-	-	-	(33,838,614)	(33,839)	33,838,614	33,839	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class D to Common Stock	-	-	-	-	-	-	(35,776,290)	(35,776)	35,776,290	35,776	-	-	-	-	-	-	-
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	-	-	31,201,273	-	-	-	31,201,273	7,412,094	38,613,367
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(934,435)	(934,435)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(30,339,755)	-	-	(30,339,755)	(2,609,219)	(32,948,974)
Balances at December 31, 2024	-	$-	379,990	$379	-	$-	-	$-	37,471,465	37,472	$144,546,368	$(47,361,208)	276,245	$(1,500,076)	$95,722,935	$35,094,303	$130,817,238

Balances at January 1, 2023	275,000	$275	18,297,555	$18,298	-	$-	-	$-	-	$-	$22,445,530	$(6,496,980)	-	$-	$15,967,123	$22,793,014	$38,760,137
Issuance of shares, net of equity issuance fees	-	-	4,885,600	4,885	207,250	207	-	-	-	-	16,690,088	-	-	-	16,695,180	-	16,695,180
Exercise of warrants	66,665	67	2,085	2	-	-	-	-	-	-	82,531	-	-	-	82,600	-	82,600
Equity issued for services	-	-	407,610	408	-	-	-	-	-	-	1,217,422	-	-	-	1,217,830	-	1,217,830
Conversion of Common Stock Class A	(341,665)	(342)	-	-	8,541,625	8,542	-	-	-	-	(8,200)	-	-	-	-	-	-
Conversion of Common Stock Class B	-	-	(21,633,405)	(21,633)	21,557,155	21,557	-	-	-	-	152	-	76,245	(76)	-	-	-
Equity based compensation	-	-	-	-	-	-	-	-	-	-	392,520	-	-	-	392,520	-	392,520
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	-	-	6,923,042	-	-	-	6,923,042	9,826,958	16,750,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(531,789)	(531,789)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,524,473)	-	-	(10,524,473)	(862,320)	(11,386,793)
Balances at December 31, 2023	-	$-	1,959,445	$1,960	30,306,030	$30,306	-	$-	-	$-	$47,743,085	$(17,021,453)	76,245	$(76)	$30,753,822	$31,225,863	$61,979,685

See notes to accompanying consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in US Dollars)

	For the years ended December 31,
	2024	2023
Net loss	$(32,948,974)	$(11,386,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity issued for interest on convertible debt	766,920	-
Equity based compensation	12,015,133	1,610,350
Project abandonment loss	668,403	-
Amortization of debt discount	2,917,989	4,544
Non cash lease expense	498,808	486,924
Unrealized income on equity method investment	-	75,603
Depreciation and amortization	3,656,229	1,877,236
Noncash financing expense	2,500,000	-
Noncash interest	-	1,292
Changes in operating assets and liabilities:
Inventories	(39,537)	(98,591)
Prepaid expenses and other current assets	(641,736)	88,579
Receivables from AEG partnership	-	-
Security deposit	332,889	(225,904)
Accounts payable	4,694,025	745,259
Accrued expenses	2,858,450	334,840
Accrued payroll and payroll taxes	(69,070)	(73,542)
Deferred revenue	764,078	636,790
Operating lease liabilities	(465,890)	(452,759)
Licensing liabilities	6,250,000	1,500,000
Net cash provided by (used in) operating activities	3,757,717	(4,876,172)
Cash flows from investing activities
Purchase of property and equipment	(72,483,650)	(31,165,063)
Net cash acquired from acquisition of 13141 BP	74,085	-
Net cash used in investing activities	(72,409,565)	(31,165,063)
Cash flows from financing activities
Proceeds from sale of non-controlling interest equity	38,463,367	16,750,000
Distributions to non-controlling shareholders	(934,435)	(531,789)
Principal payments on long-term debt	(313,136)	(224,386)
Proceeds from issuance of shares	31,960,250	16,695,180
IPO issued	12,654,100	-
Proceeds from exercise of warrants	52	82,600
Payment for personal guarantee on convertible debt	(100,000)	-
Acquisition of Treasury Stock	(1,500,000)	-
Receipt of short-term promissory note	(10,000)	-
Proceeds from municipality promissory note	6,200,000	-
Net cash provided by financing activities	86,420,198	32,771,605
Net increase (decrease) in cash and cash equivalents	17,768,350	(3,269,630)
Cash and cash equivalents, beginning	20,201,104	23,470,734
Cash and cash equivalents, ending	$37,969,454	$20,201,104
Supplemental disclosure of non-cash operating, investing and financing activities:
Cash paid for interest	$406,483	$305,169
Property acquired via mortgage	$-	$4,400,000
Property acquired via short-term promissory note	$2,000,000	$-
Property acquired via convertible debt	$10,000,000	$-
Debt discounts - warrants	$3,000,140	$-
Equity issued for origination fee	$100,000	$-
Debt discount - suite granted to lender	$200,000	$-
Land returned in exchange for termination of promissory note payable	$3,267,000	$-
Right of Use Assets obtained in exchange for operating lease liabilities	$471,476	$-

See notes to accompanying consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

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

The Company’s subsidiaries and its interests in each are presented below as of December 31, 2024:

Name of Entity	Place of Incorporation	Interest
Venu Holding Corporation (f/k/a Notes Live, Inc.) (Parent)	Colorado	100%
Bourbon Brothers Holding Company, LLC (“BBH”)	Colorado	100%
Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBST”)	Colorado	100%
Bourbon Brothers Presents, LLC d/b/a Boot Barn Hall (“BBP”)	Colorado	89%
Bourbon Brothers Smokehouse and Tavern GA, LLC (“BBSTGA”)	Georgia	100%
Bourbon Brothers Presents GA, LLC (“BBPGA”)	Georgia	100%
Notes Holding Company, LLC (“NH”)	Colorado	100%
13141 Notes, LLC d/b/a Notes (“Notes”)	Colorado	100%
Sunset Amphitheater, LLC (“Sunset”) *	Colorado	10%
Hospitality Income & Asset, LLC (“HIA”) *	Colorado	99%
Sunset on the Stones River, LLC (“Stones”)	Colorado	100%
Bourbon Brothers Licensing, LLC (“BBL”)	Colorado	100%
GA HIA, LLC (“GAHIA”) *	Colorado	16%
Notes Live Real Estate, LLC (“NotesRE”)	Colorado	100%
Roth’s Seafood and Chophouse, LLC (“Roth”)	Colorado	100%
Sunset Operations, LLC (“SunsetOps”)	Colorado	100%
Sunset Hospitality Collection, LLC (“SHC”) *	Colorado	47%
Notes Hospitality Collection, LLC (“NHC”)	Colorado	100%
Sunset at Broken Arrow, LLC (“BA”) *	Colorado	74%
Sunset at Mustang Creek, LLC (“MC”) *	Colorado	89%
Sunset at McKinney, LLC (“MK”) *	Colorado	80%
Sunset Operations at McKinney, LLC (“McKinneyOps”)	Colorado	100%
Sunset at El Paso, LLC (“EP”) *	Colorado	100%
Sunset Operations at El Paso, LLC (“EPOps”)	Colorado	100%
Polaris Pointe Parking, LLC (“PPP”)	Colorado	100%
Venu VIP Rides, LLC (“Rides”) *	Colorado	50%
Notes CS I DST, LLC (“Trust”) *	Delaware	100%
Notes CS I Holdings, LLC (“Holdings LLC”)*	Colorado	100%
Notes CS I ST, LLC (“Signatory”)*	Colorado	100%

*	These entities are considered majority-owned subsidiaries or variable interest entities and consolidated into the Venu Holding Corporation consolidated financials

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

The Company’s subsidiaries and its interests as presented below as of December 31, 2023:

Name of Entity	Place of Incorporation	Interest
Notes Live, Inc. (Parent)	Colorado	100%
Bourbon Brothers Holding Company, LLC (“BBH”)	Colorado	100%
Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBST”)	Colorado	100%
Bourbon Brothers Presents, LLC d/b/a Boot Barn Hall (“BBP”)	Colorado	89%
Bourbon Brothers Smokehouse and Tavern GA, LLC (“BBSTGA”)	Georgia	100%
Bourbon Brothers Presents GA, LLC (“BBPGA”)	Georgia	100%
Bourbon Brothers Media, LLC (“BBM”)	Colorado	100%
Notes Holding Company, LLC (“NH”)	Colorado	100%
13141 Notes, LLC d/b/a Notes (“Notes”)	Colorado	100%
Sunset Amphitheater, LLC (“Sunset”) *	Colorado	10%
Hospitality Income & Asset, LLC (“HIA”) *	Colorado	99%
Sunset on the Stones River, LLC (“Stones”)	Colorado	100%
Bourbon Brothers Licensing, LLC (“BBL”)	Colorado	100%
GA HIA, LLC (“GAHIA”) *	Colorado	16%
Notes Live Real Estate and Development, LLC (“NotesRE”)	Colorado	100%
Roth’s Seafood and Chophouse, LLC (“Roth”)	Colorado	100%
Sunset Operations, LLC (“SunsetOps”)	Colorado	100%
Sunset Hospitality Collection, LLC (“SHC”) *	Colorado	69%
Notes Hospitality Collection, LLC (“NHC”)	Colorado	100%
Sunset at Broken Arrow, LLC (“BA”) *	Colorado	92%
Sunset at Mustang Creek, LLC (“MC) *	Colorado	85%
Polaris Pointe Parking, LLC (“PPP”)	Colorado	100%

*	These entities are considered majority-owned subsidiaries or variable interest entities and consolidated into the Venu Holding Corporation consolidated financials

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

Sunset on the Stones River, LLC (“Stones”) was planned to be a fully integrated Notes Live entertainment complex in Murfreesboro, Tennessee (the “City”). The Company does not plan to move forward with this location. Its agreement with the City was terminated on August 26, 2024. The Company expensed the development costs to date in 2024 for $305,497 included in operating expenses for the year ended December 31, 2024.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

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

Sunset Hospitality Collection, LLC (“SHC”) is the entity that owns the venue that includes Roth Seafood and NHC which are currently under construction. The Company owns 47% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at Broken Arrow, LLC (“Sunset BA”) is a hospitality-focused music venue located in Broken Arrow, OK and has not yet begun construction. The Company owns 74% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at Mustang Creek, LLC (“Sunset MC”) is a hospitality-focused music venue located in Mustang Creek, OK and has not yet begun construction. The Company owns 89% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at McKinney, LLC (“Sunset MC”) is a hospitality-focused music venue located in McKinney, TX and has not yet begun construction. The Company owns 80% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

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

Notes CS I, DST (“DST”) is an entity that owns the land that Sunset Amphitheater, LLC has its improvements on for the Ford Amphitheater. On August 22, 2024 NLRE conveyed the 9.41 acres of real property upon which the Ford Amphitheater is located to Notes CS I Holdings, LLC, a wholly owned subsidiary of Venu (“Holdings LLC”), and Holdings LLC conveyed that property to Notes CS I, DST, a Delaware Statutory Trust (the “Trust”) in exchange for a 100% of the beneficial interests in the Trust. The signatory trustee for the Trust is Notes CS I ST, LLC (the “Signatory”), a wholly owned subsidiary of Venu. Beneficial owners have no voting rights with respect to the affairs of the Trust and do not have legal title to any portion of the property held by the Trust. Instead, the signatory trustee has the sole power and authority to manage the activities and affairs of the Trust, including the power and authority to sell the property and the Trust holds legal title to the property. Under the documents governing the Trust, beneficial interest holders are entitled to distributions on a pro rata basis of the base rent payments made to the Trust from the ground tenant. As of December 31, 2024, the Trust sold a beneficial interest to third party for $130,282 but in no event is it expected that Holdings LLC would cease to hold a beneficial interest in the Trust.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Risks and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgements that affect the application of accounting policies and the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are continuously evaluated and are based on management’s experience and other factors, including expectations regarding future events that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

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

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its restaurants and event venues in Colorado, Georgia, Oklahoma and Texas. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.

The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. As of the issuance of these financials, management has concluded there is not a substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company had an accumulated deficit of $47,361,208 and $17,021,453 as of December 31, 2024 and 2023, respectively and incurred net losses of $32,948,974 and $11,386,793 for the years ended December 31, 2024 and 2023 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s plan, as described below, such substantial doubt has been alleviated. The Company believes that cash on hand, and the improved profitability over the next twelve months from the operating entities in Colorado Springs, Colorado and Gainesville, Georgia, along with full season of operations of Ford Amphitheater in 2025 will allow the Company to continue its business operations, as well as additional capital raising and debt financing in 2025, will allow the Company to continue its business operations. There is no guarantee that we will be able to execute on these plans as laid out above.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned, majority-owned subsidiaries and variable interest entities. For those entities that aren’t wholly owned by Company, the Company assesses the voting and management control to confirm the Company is the primary beneficiary of the majority-owned subsidiaries and variable interest entities. All intercompany accounts and transactions have been eliminated upon consolidation. See “Organization” and “Non-controlling Interest” for further discussions of the entities that are majority-owned subsidiaries and variable interest entities. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. See “Investments in related parties” for further discussion.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all highly liquid investments with an original maturity of three months or less. Our cash and cash equivalents include bank accounts as well as interest-bearing accounts consisting primarily of bank deposits and money market accounts managed by third-party financial institutions. As of December 31, 2024, the Company had $15,241,184 of cash equivalents in the form of money market accounts that earned interest income of $705,729. In 2023, the Company did not have any cash equivalents. Cash balances and cash equivalents may exceed federally insured limits.

Inventories

Inventories, consisting principally of food, beverages and supplies, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. The Company reviews inventory on a weekly basis and determines if slow-moving or obsolete inventory exists. No allowance is deemed necessary as of December 31, 2024 and 2023.

Investments in related parties

The Company currently accounts for certain investments using a practical expedient to measure these investments that do not have a readily determinable fair value in accordance with Accounting Standards Codification (“ASC”) 321,

Investments - Equity Securities; ASC 325, Investments – Other; ASC 810, Consolidation; and ASC 820, Fair Value Measurement. The investments are initially recognized at cost. Any income or loss from these investments are recognized on the consolidated statements of operations, net of operating expenses. The carrying value of the Company’s investments are assessed for indicators or impairment at each balance sheet date. Under this method of accounting, the investment is derecognized once the Company’s interest in the investment is sold or impaired. Upon sale, any proportionate gain or loss is recognized in the consolidated statement of operations as other income.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment Assessment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An evaluation for impairment is performed at the lowest level of identifiable cash flows. An impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. No impairment loss was recognized during the periods ending December 31, 2024 and 2023.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amounts collected in advance of the event are recorded as deferred revenue until the event occurs. Amounts collected from sponsorship agreements, which are not related to a single event, are classified as deferred revenue and recognized over the term of the agreements as the benefits are provided to the sponsors. As of December 31, 2024, 2023 and 2022, deferred revenue totaled $1,528,159, $764,081 and $127,291, respectively. There are no refunds or allowance for refunds in accordance with the Company’s reservation policies, which do not allow for, except in limited circumstances. The Company contracted with a subsidiary of the Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. We generate net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within our net amphitheater revenue recognition from AEG. As of December 31, 2024, the Company had a receivable of $193,766, with no allowance for credit losses on the receivable as the Company has started to collect a portion of this balance subsequent to the period-end.

Leases

The Company accounts for its leases in accordance with ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded in the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term, including any renewal options that are likely to be exercised, at the rate implicit in the lease. Lease liabilities are increased by the principal amount due and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and expenses payments on these short-term leases as they are made.

Long-term Licensing Liability

The Company accounts for the licensing of its hospitality fire pit suites of Notes Hospitality Collection and its owners club memberships for Sunset at Broken Arrow and Sunset at McKinney as a long-term licensing liability. The deposits range from $50,000 to $100,000 and fully prepaid licenses of $100,000 to $200,000 are recognized in this account. The amortization of these liabilities will start to be recognized when NHC in Colorado Springs opens its suites fully after construction is expected to be completed by June 2025 and with Sunset at Broken Arrow in late 2025 to early 2026 and Sunset at McKinney in mid 2026.

Advertising Expenses

Advertising costs are expensed as incurred and included in operating expenses in the accompanying consolidated statements of operations. Total advertising expenses were approximately $3,568,704 and $2,541,156 for the years ended December 31, 2024 and 2023, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization of debt issuance costs of $2,917,989 and $4,544 for the years ended December 31, 2024 and 2023, are included in interest expense in the accompanying consolidated statements of operations.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Based Compensation

The Company recognizes equity-based compensation expense based on the fair value of the warrants or shares at the time of the grant or issuance.  Share-based compensation includes warrants and stock grants issued to the Company’s employees. These may vest immediately or vest evenly up to three to five years.

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

Income Taxes

The Company is subject to federal and state income taxes. A proportional share of the Company’s subsidiaries’ provisions are included in the consolidated financial statements. Deferred income tax assets and liabilities are computed for differences between the asset and liability method and financial statement amounts that will result in taxable or deductible amounts in the future. The Company computes deferred balances based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is a C corporation (“C Corp”), however, the Company’s subsidiaries are limited liability companies (“LLCs”), that have elected to be taxed as partnerships. As an LLC, management believes that these companies are not subject to income taxes, and such taxes are the responsibility of the respective members. The subsidiary LLCs are still in place, with the parent company filing as a corporation.

Non-controlling Interest and Variable Interest Entities

The non-controlling interest (“NCI”) represents capital contributions and distributions, income and loss attributable to the owners of less than wholly owned consolidated entities and are reported in equity. NCIs are evaluated by the Company and are shown as permanent equity. Net income (loss) attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the NCI stockholders in the accompanying Consolidated Statements of Operations. The net income (loss) attributable to NCIs is classified in the Consolidated Statements of Operations as part of consolidated net income (loss) and deducted from total consolidated net income (loss) to arrive at the net income (loss) attributable to the Company. The Company has evaluated its investments in its consolidated entities in order to determine if they qualify as variable interest entities (“VIEs”). The Company is the entity that holds the majority, and only, voting interests and is also the primary beneficiary of the VIEs. The Company monitors these investments and, to the extent it has determined that it owns a majority of the controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments, including when there is a reconsideration event, to determine whether such investments are VIEs and whether such VIE should be consolidated. These analyses require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.

The Company accounts for the change in its ownership interest while it retains its 100% controlling financial interest, as the Company owns 100% of the voting membership interest, in all of its majority-owned subsidiaries and VIEs as equity transactions. As such, the Company is the entity that holds the majority, and only, voting interests and is also the primary beneficiary of the VIEs. These VIEs meets the definition of a business and the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations, The Company is the holder of controlling variable interests in its VIEs and is also the holder as the primary beneficiary of all of its VIEs. These VIEs exist for the Company’s operations and purposes. The Company is the sole manager of the legal entity and operating manager of these VIEs. The Company would provide support to the VIEs, including events that may expose the Company to the VIEs reporting losses. The Company directly controls the VIE’s financial position in terms of operations, construction, acquisition of real estate, financial performance and directs its cash flows. As the VIEs issue voting equity interests to the Company, the Company holds 100% voting interest and is also the primary beneficiary of the VIE. The VIEs meet or will meet the definition of a business once open for operations and the VIEs’ assets can be used for purposes other than settlement of the VIE’s obligations. he carrying value of the NCI should be adjusted to reflect the change in the Company’s ownership interest in the subsidiary, and differences between the fair value of the consideration received and the amount by which the NCI is adjusted should be recognized in equity attributable to the Company. This may be shown as NCI and as additional paid in capital to the Company when combined agree to the non-controlling issuance of shares as shown in the Consolidated Statement of Change in Stockholders’ Equity.

If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings. These may be majority-owned subsidiaries or variable interest entities that the Company has 100% voting control of.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu VIP	Notes DST	Total
ASSETS
Cash	260,107	212,512	100,475	31,663	-	1,414,974	767,752	5,723,088	11,808,891	101,469	2,342	205,922	20,629,195
Property and equipment, net	40,583	10,631,874	10,277,794	47,620,003	-	36,724	22,745,062	12,172,841	1,980,140	202,483	-	-	105,707,504
Other assets	1,191,762	186,356	723,801	98,108	-	-	-	349,945	10,086,179	-	11,187	11,000	12,658,338
Total assets	1,492,452	11,030,742	11,102,070	47,749,774	-	1,451,698	23,512,814	18,245,874	23,875,210	303,952	13,529	216,922	138,995,037
LIABILITIES
Accounts payable	59,419	413	34,516	95,655	-	-	13,507,259	2,669,239	430,518	76,039	14,829	139,779	17,027,666
Accrued expenses and other	365,638	14,452	191,565	167,047	-	-	2,535,164	92,112	124,322	-	-	-	3,490,300
Other long-term liabilities	1,054,770	4,190,509	3,305,253	11,963,333	-	-	550,000	-	879,424	-	-	-	21,943,289
Total Liabilities	1,479,827	4,205,374	3,531,334	12,226,035	-	-	16,592,423	2,761,351	1,434,264	76,039	14,829	139,779	42,461,255
Stockholders’ Equity & NCI	12,625	6,825,368	7,570,736	35,523,739	-	1,451,698	6,920,391	15,484,523	22,440,946	227,913	(1,300)	77,143	96,533,782
Total liabilities and equity	1,492,452	11,030,742	11,102,070	47,749,774	-	1,451,698	23,512,814	18,245,874	23,875,210	303,952	13,529	216,922	138,995,037

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2023:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Total
ASSETS
Cash	409,973	49,643	110,314	1,281,934	52,462	1,657,511	677,742	6,418,199	-	10,657,778
Property and equipment, net	19,956	10,993,207	11,334,305	13,373,408	3,506,517	120,766	48,988	269,137	-	39,666,284
Other assets	1,254,602	76,104	733,332	10,008,993	1,795	399,594	-	-	-	12,474,420
Total assets	1,684,531	11,118,954	12,177,951	24,664,335	3,560,774	2,177,871	726,730	6,687,336	-	62,798,482
LIABILITIES
Accounts payable	35,045	1,103	-	2,168,812	44,270	36,989	47,681	32,308	-	2,366,208
Accrued expenses and other	264,979	41,520	192,354	83,293	-	20,962	24,925	-	-	628,033
Other long-term liabilities	1,054,770	4,336,093	3,404,225	-	3,267,000	-	-	-	-	12,062,088
Total Liabilities	1,354,794	4,378,716	3,596,579	2,252,105	3,311,270	57,951	72,606	32,308	-	15,056,329
Stockholders’ Equity & NCI	329,737	6,740,238	8,581,372	22,412,230	249,504	2,119,920	654,124	6,655,028	-	47,742,153
Total liabilities and equity	1,684,531	11,118,954	12,177,951	24,664,335	3,560,774	2,177,871	726,730	6,687,336	-	62,798,482

A summary of the Company’s non-controlling interests for the periods ended December 31, 2024 and 2023:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP	Notes CS 1	Total
Balance at January 1, 2024	(118,444)	6,733,243	601,110	21,620,755	288,653	47,106	2,053,440	-	-	-	31,225,863
Net income (loss) attributable to Non-Controlling Interest 1/1-12/31/24	27,237	341,324	(12,150)	(1,379,798)	(40,504)	(334,279)	(926,840)	(278,811)	(3,150)	(2,248)	(2,609,219)
Non-controlling interest issuance of shares	-	-	-	338,742	(313,577)	397,983	2,010,616	4,874,498	(445)	104,277	7,412,094
Distributions to non-controlling shareholders	-	(442,760)	(3,636)	(486,635)	-	-	-	-	-	(1,404)	(934,435)
Balance at December 31, 2024	(91,207)	6,631,807	585,324	20,093,064	(65,428)	110,810	3,137,216	4,595,687	(3,595)	100,625	35,094,303

	BBPCO	Notes	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Total
Balance at December 31, 2022	(144,332)	-	6,640,999	626,245	15,397,049	273,053	-	-	-	22,793,014
Net income (loss) attributable to Non-Controlling Interest 1/1-12/31/23	25,888	-	76,621	(11,131)	(899,567)	-	(34,512)	(5,678)	(13,941)	(862,320)
Non-controlling interest issuance of shares	-	-	260,355	-	7,123,273	-	323,165	52,784	2,067,381	9,826,958
Distributions to non-controlling shareholders	-	-	(244,732)	(14,004)	-	(273,053)	-	-	-	(531,789)
Balance at December 31, 2023	(118,444)	-	6,733,243	601,110	21,620,755	-	288,653	47,106	2,053,440	31,225,863

Segment Reporting

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, and requires single reporting entities to comply with the expanded reportable segment disclosures outlined in the ASU. The expanded reportable segment disclosures are intended to enhance certain disclosures surrounding significant segment expenses.

The Company reports its segment information to reflect the manner in which the chief operating decision maker (the “CODM”) reviews and assesses performance. The Company’s Chief Executive Officer, President and Chief Operating Officer have joint responsibility as the CODM and review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

As the Company is a single-segment business, the adoption of this new standard did not have a material effect on the Company’s financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU on December 31, 2024. This ASU did not have a material impact on our consolidated financial statements.

On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. . The amendments will be effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this guidance.

In March 2024, the FASB issued ASU No. 2024-01, Compensation – Stock Compensation (Topic 718): Scope Applications of Profits Interest and Similar Awards (“ASU 2024-01”). The amendments in ASU 2024-01 improves its overall clarity and operability without changing the guidance and adding illustrative examples to determine whether profits interest award should be accounted for in accordance with Topic 718. The amendments will be effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this guidance.

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Consolidated Financial Statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net, were as follows:

	As of	As of
	December 31	December 31,
	2024	2023
Leasehold Improvements	$399,319	$160,738
Furniture and equipment	10,057,967	4,064,928
Land and buildings	93,377,840	39,381,977
Construction in progress	40,518,315	17,678,116
	$144,353,441	$61,285,759
Accumulated depreciation and amortization	(7,137,505)	(3,547,996)
	$137,215,936	$57,737,763

Depreciation and amortization expenses relating to property and equipment for the years ended December 31, 2024 and 2023 were $3,589,509 and $1,810,516, respectively.

NOTE 4 - INTANGIBLES

Intangible assets subject to amortization consist of the following:

	Useful	December 31,	December 31,
	Life	2024	2023
Naming rights	6 years	$400,314	$400,314
Accumulated amortization		(189,038)	(122,319)
Intangible assets, net		$211,276	$277,995

The intangible naming rights asset was put into use in 2023. Amortization expense relating to the intangible assets for the years ended December 31, 2024 and 2023 was $66,719 and $66,720 respectively. The estimated amortization expense for the twelve months ended December 31, 2025 and thereafter is as follows:

2026	$66,719
2027	66,719
2028	66,719
2029	11,119
$211,276

NOTE 5 – LEASES

The Company leases the properties used for some of its restaurants, venue and office space.

Through June 30, 2022, the Company leased the land and buildings used in BBST and BBP operations from HIA. On April 1, 2022, the Company purchased a controlling interest in the equity of HIA. Accordingly, the impact of the lease is eliminated in the consolidated financial statements.

Notes in Colorado Springs leased its property from 13141 BP, LLC (“13141 BP”), a related party (refer to Note 7– Related Party Transactions footnote for further details) through June 26, 2024, when the Company acquired the membership interests of 13141 BP. The lease was structured as a triple net (“NNN”) lease, which this type of lease includes costs of maintenance, repairs, operations, taxes and insurance, with annual rents of $90,000 through July 1, 2024 and throughout 2023. The lease was amended as of July 1, 2024, to include costs of maintenance, repairs, operations, taxes and insurance. As of the acquisition date, the lease is eliminated in consolidations.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 5 – LEASES (Continued)

The Company leases its office space from an unrelated party. The lease is until November 30, 2029 and escalates in base rent by 1.3% each year. Additionally, the Company leases an executive apartment from an unrelated party. The lease is until April 13, 2025. For its McKinney location, the Company leases an office space from an unrelated party. The lease is until June 30, 2027. Additionally, the Company leases an executive apartment from an unrelated party. The lease is until June 6, 2025. The Company leases a vehicle for each of these executive apartments, with one lease until April 2026 and the other vehicle leased until May 2026.

Total rent expense related to leased assets including short-terms leases and variable costs was $1,703,496 and $1,061,427 for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company paid $465,892 and $446,664, respectively, for operating leases.

The following table shows balance sheet information related to the operating leases:

		As of
		December 31,	December 31,
Balance Sheet Information	Classification	2024	2023
Assets
Operating lease right-of-use assets, net	Operating Leases	$1,351,600	$3,685,980
Liabilities
Current portion of operating lease liabilities	Operating Leases	$364,244	$230,952
Long-term portion of operating lease liabilities	Operating Leases	$1,020,604	$3,646,385
Total lease liabilities		$1,384,848	$3,877,337

The future minimum lease payments of existing operating lease liabilities are as follows:

For the twelve months ended
December 31,
2025	$430,070
2026	370,631
2027	284,938
2028	243,093
2029	225,385
Total lease payments	$1,554,117
Less: imputed interest	(169,269)
Present value of lease liabilities	$1,384,848
Less: current portion	(364,244)
Long-term portion	$1,020,604

	December 31,
	2024	2023
Weighted-average remaining lease term (years)	4.16	13.25
Weighted-average discount rate	5.66%	6.00%

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 6 – INVESTMENTS IN RELATED PARTIES

The Company has non-controlling interest investments in related parties. Accordingly, the Company utilizes the guidance stated in ASC 323, Investments – Equity Method and Joint Ventures to account for applicable transactions. These investments lack readily determinable fair values. Consequently, these investments are accounted for under the practical expedient at cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments. An adjustment to the recognized value of the investment is not made if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. Any income or loss from these investments is recognized in the consolidated statements of operations, net of operating expenses. These investments are reviewed at each balance sheet date for impairment. The activity related to these investments for the years ended December 31, 2024 and 2023 follows:

	Roth	War
	Industries LLC	Hippies LLC	Total
Balance at December 31, 2022	$550,000	$75,603	$625,603
Disposals, net	-	(75,603)	(75,603)
Balance at December 31, 2023	$550,000	$-	$550,000
-	-	-	-
Balance at December 31, 2024	$550,000	$-	$550,000

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company owns 550,000 preferred units or 2.0% of Roth Industries, LLC (“Roth Industries”). The Company’s Chairman and CEO is also the founder and Chairman of Roth Industries and is a significant stockholder of the Company. The Company’s officers and directors are also minority equity owners of Roth Industries. The CEO of Roth Industries, Mitchell Roth, is the son of the Company’s CEO and is also on the Board of the Company and is employed by the Company in a part time manner as strategy consultant pursuant to which he was paid $90,000 in each of 2024 and 2023. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method. In addition, the Company recognized licensing fees from Roth Industries, totaling $130,000 and $132,500 for the years ended December 31, 2024 and 2023, respectively, for Roth’s licensing use of the Bourbon Brothers brand in grocery products since the Company holds the exclusive license to use the brand. The Company also had $107,500 in receivables from Roth as of December 31, 2024. The amounts received were recorded in other income in the consolidated statements of operations and the amounts receivable included in other receivables as prepaid expenses and other current assets in the consolidated balance sheet.

The Company owned 20% of War Hippies, LLC and sold its interest in War Hippies, LLC on December 31, 2023, to the majority owners of War Hippies, realizing a loss on the investment of $75,603 that is recognized as other expense in the consolidated statement of operations for the year ended December 31, 2023.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

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

NOTE 8 – DEBT

Convertible Promissory Note

On January 17, 2024, the Company entered into a convertible promissory note (“Note”) with KWO, LLC (“KWO”), to accrue interest at 8.75% per annum, for draws to occur between March 2024 to May 2024 to be used towards Sunset Colorado construction. The outstanding balance of the Note as of December 31, 2024, was $10,000,000. Interest is to be paid monthly and the maturity date is one year from the date of the first draw. The first draw commenced March 1, 2024 with the maturity date of February 28, 2025. At any time during the period commencing June 1, 2024 and continuing until the date on which the Note is paid in full, KWO may convert the outstanding Note into Company common stock of equivalent value, and the Company shares are deemed to have a fixed value of $10 per share.

The holder of the Note, KWO, along with Mr. JW Roth, both personally guarantee the Note at a fee equal to 1% of the promissory note balance. The Holder of the Note financed the asset purchase and paid the draw to the Sunset Colorado general contractor directly thus became a personal guarantor to the Note. The Company recognized a debt discount for the personal guarantee fee of $100,000 with $83,333 expensed to interest expense for the year ended December 31, 2024, with the remaining debt discount to be expensed to interest expense over the life of the Note. As consideration of the personal guarantee fee, the Company granted a three-year warrant to purchase 500,000 Venu shares at $10 per share for both KWO and Mr. Roth, with the Company recognizing a debt discount of $3,000,140 with $2,500,117 expensed to interest expense in the year ended December 31, 2024, with the remaining to be expensed over the life of the Note. In accordance with ASC 815-10, Derivatives and Hedging, the warrants were recorded at relative fair value within stockholder’s equity in the Consolidated Balance Sheet. A loan origination fee of $100,000 is recognized as debt discount with $83,333 expensed to interest expense in the year ended December 31, 2024, with the remaining to be expensed over the life of the Note. The Company leased KWO a Sunset leased suite with a fair market value of $200,000 without additional payment or consideration, and is subject to and consistent with the schedule, rights, terms and conditions applicable to other suites offered to the public. The Company treated this leased suite as a debt discount with $166,667 expensed to interest expense in the year ended December 31, 2024, with the remining to be expensed over the life of the Note. The convertible debt balance of $10,000,000 net by the cumulative debt discounts of $566,690 agree to the net of $9,433,313 shown as convertible debt in the Consolidated Balance Sheet.

In addition, KWO in a related agreement, purchased 500,000 Class C shares from Mr. Roth at a discount as part of this transaction. Per ASC paragraph 718-10-15-4, the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its grantee in exchange for goods or services provided to the reporting entity. In the Company’s instance, Mr. Roth paid the Holder on behalf of the Company. The Company recognized a $2,500,000 charge in other expense and additional paid in capital related to the exchange for the year ended December 31, 2024, as Mr. Roth completed this stock transaction on behalf of the Company for KWO completing the Note transaction.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 8 – DEBT (Continued)

Economic Injury Disaster Loan

On May 4, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to the loan agreement, the principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Monthly payments of interest only in the amount of $2,437 were to originally commence on May 4, 2021; however, this repayment commencement date was extended by the SBA for 24 months. The EIDL Loan matures 30 years from the date of the note agreement, at which time all remaining unpaid principal and interest are due. JW Roth, CEO and Chairman, personally guarantees this loan agreement. As of December 31, 2024 and 2023, the principal balance of $500,000 remains outstanding.

Long-term bank debt

On April 1, 2022, the Company purchased the majority of equity interests of HIA. In this transaction, the Company became a guarantor of HIA’s mortgage on the properties used in BBST and BBP operations. The mortgage accrues interest at 5.5% and matures on July 10, 2031. The balance as of December 31, 2024 and 2023 was $3,239,543 and $3,404,225. This mortgage is collateralized by the BBSTCO and BBP land and buildings. This mortgage is personally guaranteed by JW Roth.

On December 21, 2022, the Company closed on a deed of land with the City of Murfreesboro, Tennessee, for the Company to develop a Bourbon Brothers Smokehouse and Tavern, Boot Barn Hall and an amphitheater on 20.13 acres parcel for $3,267,000. On August 26, 2024 Notes Live and the City of Murfreesboro, TN agreed to discontinue the development project previously planned for 20.13 acres as originally conceived. The City sold the undeveloped property to Venu subject to reconveyance and other termination provisions if the project was discontinued. The City and Venu proceeded with reconveyance of the property and the City terminated the promissory note of $3,267,000. The outstanding balance at December 31, 2024 and 2023 was $0 and $3,267,000, respectively.

On May 26, 2022, GAHIA took on a mortgage for the properties used in the BBSTGA and BBPGA operations, with the Company as a guarantor to the mortgage. GAHIA began to draw on this mortgage in early 2023 with the final mortgage amount in place in June 2023. The mortgage accrues interest at 3.95% and matures on May 26, 2043. The balance at December 31, 2024 and 2023 was $4,243,364 and $4,391,818. This mortgage is collateralized by the BBSTGA and BBPGA land and buildings. This mortgage is personally guaranteed by JW Roth.

On April 30, 2024, Notes Live executed a term sheet with the City of El Paso, Texas. This term sheet was approved by the El Paso City Council by a vote of 6-1. This term sheet will define a more detailed, negotiated Development Agreement between Notes Live and the City of El Paso that will establish a public private partnership. This Development Agreement is anticipated to be complete in the next 60 days and will specifically define the construction of a 12,500- person amphitheater to be developed by Venu. In addition, on August 16, 2024, the City of El Paso provided an economic incentive in the form of a promissory note at 0% interest for $8,000,000 maturing in eight years to be used towards the construction of the facility which options for this to be forgiven based on certain deliverables.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 8 – DEBT (Continued)

Long-term debt consists of the following:
	December 31,	December 31,
	2024	2023
SBA Economic Injury Disaster Loan	$500,000	$500,000
Bank loan and promissory notes	15,701,718	11,007,318
Convertible debt	9,433,313	-
Total	25,635,031	11,507,318
Less: current maturities	11,534,814	325,245
Long-term debt	$14,100,217	$11,182,073

Following is the future maturities of long-term debt for the twelve months ended December 31, 2024

2025	$11,534,814
2026	123,288
2027	138,576
2028	155,901
2029	175,793
Thereafter	13,506,659
Total long-term debt	$25,635,031

NOTE 9 – EQUITY

Stockholders’ Equity

The Company had two membership classes of units while it was a limited liability company, Class A voting and Class B non-voting. The Class A voting and the Class B non-voting units had identical economic rights to participate in dividends and to the assets of the Company, however, the non-voting units do not provide the holder the right to vote on any matters or otherwise participate in the management of the business and affairs of the Company. On April 6, 2022, when the Company converted its legal form from a Colorado LLC to a Colorado C Corp, the Company’s Class A membership units became Class A common stock and the Class B membership units became Class B common stock. The Company amended its articles of incorporation on October 25, 2022 to include Class C common stock. On March 5, 2024, the Company and its Class C stockholders authorized the creation of Class D of common stock of up to 60,000,000 shares. Except for any difference in voting privileges, or any differing contractual rights or limitations assigned or afforded to a specific series of stock in connection with a merger, acquisition or strategic transaction, the shares of Class A Voting Common Stock, Class B Non-Voting Common Stock, Class C Voting Common Stock, and Class D Voting Common Stock have the same preferences, limitations, and relative rights in all other respects. Each holder of Class A Voting Common Stock was entitled to 250 votes per share of Class A Voting Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Each holder of Class C Voting Common Stock was entitled to one vote per share of Class C Voting Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Each holder of Class D Voting Common Stock shall be entitled to one vote per share of Class D Voting Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. Except as required by law, holders of the Class B Non-Voting Common Stock shall have no voting power with respect to their shares of Class B Non-Voting Common Stock and the shares of Class B Non-Voting Common Stock shall not be entitled to vote on any matter submitted to the stockholders. On September 6, 2024, the Company amended and restated its articles of incorporation so that each share of then outstanding share of Class A Voting Common Stock, Class C Voting Common Stock, and Class D Voting Common Stock immediately and automatically converted into one (1) share of Common Stock (the “Prior Voting Common Stock Conversion”). The amended and restated articles of incorporation provide that the authorized capital stock of the Company consists of 144,000,000 shares of Common Stock, 1,000,000 Class B shares and 5,000,000 preferred shares.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 9 – EQUITY (Continued)

On August 7, 2023, the Company allowed the stockholders to exchange their Class A shares into Class C shares at a 1 to 25 basis and the Class B shares for Class C shares at a 1 to 1 basis. The Company has 76,245 shares of treasury stock that it acquired through the acquisition of HIA.

On November 3, 2023, the Company and its stockholders effected a forward split of both the Class B and Class C shares 5-for-1 and increased the authorized shares of Class C up to 50,000,000 at a par value of $0.001. On that same date, the Company began a private placement offering of its Class C shares at $10 per share. The Company issued 614,341 and 2,832,584 Class C shares during the year ended December 31, 2024 from this offering. The Company issued 700,000 Class C shares as payment for services to outside consultants of the Company.

On March 5, 2024, the Company and its Class C stockholders authorized a Class D of common stock up to 60,000,000 shares. At that time, the Company allowed its Class B and Class C stockholders to convert to Class D shares at a 1 to 1 basis. As of December 31, 2024, the Company has 379,990 Class B shares and 37,471,465 Common shares issued and outstanding.

During 2024, the Company closed a private placement offering in which we sold 3,300,341 shares of Common Stock and received gross proceeds of $32,059,550.

On August 12, 2024, the Company purchased 100,000 Class D shares back from Roth Industries, a related party, at $5 per shares as the Company will hold these as treasury shares.

On January 22, 2024, the Company and Live Nation entered into an Exclusive Operating Agreement, pursuant to which Live Nation intended to serve as the exclusive operator of The Sunset BA. Although the parties pursued their working partnership, in August 2024, the Company and Live Nation terminated the Exclusive Operating Agreement due to the Company determining that it is unable to construct the number of parking spaces originally contemplated by the Exclusive Operating Agreement. The Company is actively pursuing other third-party operators for The Sunset BA. As part of this termination, Live Nation exercised its put right for the 100,000 Class D shares worth $1,000,000. These shares were classified as permanent equity, and the Company subsequently reclassified this amount as a liability upon notice of execution of the put right from Live Nation. The Company repurchased these shares from Live Nation on September 26, 2024.

On November 26, 2024, the Company completed an initial public offering of 1,200,000 shares Common Stock at a public offering price of $10.00 per share, generating gross proceeds of $12,000,000. The Company also granted the underwriters a 45-day option to purchase up to 180,000 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering, which the underwriters exercised on November 29, 2024. The shares of Common Stock were offered and sold pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-281271), originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on August 6, 2024, and later amended (as amended, the “Registration Statement”). The Registration Statement was declared effective by the Commission on November 12, 2024. The closing of the offering took place on November 29, 2024. We received net proceeds of approximately $12.3 million from the offering, after deducting underwriting discounts and commissions and other offering expenses.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 10 – EARNINGS PER SHARE (Continued)

The following table sets forth the calculation of earnings per share as presented in the accompanying consolidated statements of operations:

	For the Year Ended December 31, 2024
	Class A	Class B	Class C	Class D	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$-	$(620,265)	$(5,784,717)	$(13,968,689)	$(9,966,084)
Denominator:
Basic and diluted weighted average shares outstanding	-	724,629	6,758,034	16,319,014	11,642,944

Basic and diluted net loss per share of common stock	$-	$(0.86)	$(0.86)	$(0.86)	$(0.86)

	For the Year Ended December 31, 2023
	Class A	Class B	Class C	Class D	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(53,361)	$(6,514,641)	$(3,956,471)	$-	$-
Denominator:
Basic and diluted weighted average shares outstanding	136,301	16,640,620	10,106,179	-	-

Basic and diluted net loss per share of common stock	$(0.39)	$(0.39)	$(0.39)	$-	$-

NOTE 11 – WARRANTS

The Company grants, to certain of its directors and employees, warrants to purchase shares of the Company’s equity.

Following is a summary of the warrant activities during the years ended December 31, 2024 and 2023:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Warrants	Exercise Price	Fair Value	Term (in years)
Outstanding, December 31, 2022	2,921,400	$2.25
Granted	307,500	$3.39	$3.39
Exercised	(68,750)	$6.01
Expired and forfeited	(130,320)	$2.56
Outstanding, December 31, 2023	3,029,830	$2.59

Outstanding, December 31, 2023	3,029,830	$2.59
Granted	3,158,333	$10.02	$5.64
Exercised	(67,997)	$2.23
Expired and forfeited	(535,873)	$6.34
Outstanding, December 31, 2024	5,584,293	$6.43		5.04

During the year ended December 31, 2024, the Company granted a total of 3,158,333 warrants with 2,158,333 granted to employees and board and directors with 1,000,000 granted as part of the convertible promissory note (refer to Note 8 – Debt). As of December 31, 2024, there was a total of 3,271,694 warrants exercisable with an aggregate intrinsic value of $12,838,379. For the total warrants outstanding of 5,584,293 as of December 31, 2024, the aggregate intrinsic value was $17,892,887. As of December 31, 2024, there was $7,594,169 of unrecognized compensation cost related to all outstanding warrants. The equity-based compensation cost, related to warrants included as a charge to operating expenses in the consolidated statements of operations, was $12,015,133 and $392,520 for the years ended December 31, 2024 and 2023, respectively. The cost is expected to be recognized over a weighted-average period of 5.04 years.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 11 – WARRANTS (Continued)

The fair value of the warrants was estimated using the Black-Scholes-Merton model using the following inputs:

	December 31, 2024	December 31, 2023
Volatility	48.46% to 74.30%	69.3% to 77.4%
Dividends	0.00%	0.00%
Risk-free rate	0.4% to 4.5%	0.4% to 4.8%
Expected Term (years)	3-5	3-5

Warrants are equity classified, not liability classified, and are not remeasured at fair value.

NOTE 12 – INCOME TAXES

The following table sets forth income before taxes:

	2024	2023
U.S.	(32,793,466)	(11,386,793)
Foreign	-	-
Total income before taxes	(32,793,466)	(11,386,793)

The following table reconciles the statutory income tax rates to actual rates based on income or loss before income taxes as of December 31, 2024 and December 31, 2023:

	2024		2023
	Total	Tax Rate	Total	Tax Rate
Income tax benefit at federal statutory rate	(6,886,628)	21.0%	(2,391,227)	21.0%
Non-controlling interest	-	0.0%	181,088	-1.6%
Equity Based Compensation	6,999,300	-61.5%	-	0.0%
Interest Expense	2,833,450	-24.9%	-	0.0%
Financing Expense	2,500,000	-22.0%	-	0.0%
Permanent differences	312,596	-2.7%	11,025	0.1%
State and local income taxes net of federal tax benefit	(859,726)	7.6%	(364,006)	3.2%
Others	181,739	-1.6%	-	0.0%
Valuation allowance	57,887	-0.5%	2,563,120	-22.5%
Provision for income taxes	-	-84.6%	-	0.0%

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 12 – INCOME TAXES (Continued)

Below is a summary of the Company’s deferred tax assets and liabilities:

	2024	2023
Net operating loss and tax credits carry forwards	4,710,756	3,145,014
Lease liability	4,284,550	46,837
Investments in partnerships	1,565,317
Equity Based Compensation	1,493,341	285,788
Deferred Revenue	407,571	4,545
Others	44,699	163,580
Deferred tax assets before valuation allowance	12,506,234	3,645,764
Valuation Allowance	(7,911,767)	(3,488,056)
Deferred tax assets after valuation allowance	4,594,467	157,708
Right of use assets	(4,122,635)	-
Fixed assets	(471,832)	(157,708)
Deferred tax liabilities	(4,594,467)	(157,708)
Net deferred tax assets and liabilities	-	-

The Company has federal net operating loss of $18,043,321 and $12,849,379 as of the current and prior year, respectively. All of the federal net operating loss has an indefinite carry forward period.

The Company has various state net operating carry forwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (or the Code), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), other tax attribute carryforwards and research and development credit carryforwards to offset future taxable income. Our existing NOLs, other tax attribute carryforwards and research and development credit carryforwards may be subject to limitations arising from previous ownership changes. If we undergo, or are deemed to have previously undergone, an ownership change, our ability to utilize NOLs, other tax attribute carryforwards and research and development credit carryforwards could be limited by Sections 382 and 383 of the Code. Additionally, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience or are deemed to have experienced an “ownership change” for these purposes, we may not be able to utilize a material or even a substantial portion of the NOLs, other tax attribute carryforwards, research and development credit carryforwards, even if we attain profitability. We have not completed a Code Section 382 analysis regarding any limitation on our NOL carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Due primarily to its history of operating losses, the Company is unable to conclude that it is more likely than not that it will realize the benefits of its deferred tax assets. Therefore, the Company provided a valuation allowance against the entire net deferred tax assets during current year, reflecting an increase of $4,423,711. Management does not believe that there are significant uncertain tax positions in the current and prior year. There are no interest and penalties related to uncertain tax positions in the current and prior year.

The Company is no longer subject to income tax examinations for federal income taxes before 2021 or for states before 2020. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Therefore, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized. generated as such NOLs are utilized.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying amounts of accounts payable and accrued expenses approximated their fair values at December 31, 2024 and 2023. Accounts payable at December 31, 2024 and 2023 was $7,283,033 and $2,565,460, respectively, which primarily consisted of payments to vendors for operations including inventory, marketing, professional services, security, and payments for construction of the company’s future facilities. Accrued expenses at December 31, 2024 and 2023 was $3,556,819 and $698,369, respectively, which included accruals of the Company utilities, property taxes, insurance, purchases, and interest.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable. In addition, the Company enters into public private partnerships. These partnerships, may require the Company to meet construction timelines. There may be liquidated damage clauses, or other contractual penalties. To the extent that such claims arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the consolidated financial statements as of March 31, 2025, and identified the following:

The Company issued a $6,000,000 principal amount convertible promissory note on February 28, 2025, with its maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in shares of Venu’s common stock at the conversion price. Principal is paid at maturity in cash, or at the Company’s option, in-kind through the issuance of shares of Company’s common stock at the conversion price. Conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The notes are secured by the Company’s interests in various of its real estate assets, interests, and projects.

The Company sold as additional $322,448 in beneficial interests under the offering conducted by Notes CS I DST, LLC offering by March 31, 2025.

The Company sold $600,000 of its Venu Income, LLC private equity offering through March 31, 2025. This offering is designed for pooled ownership of VENU’s Luxe FireSuites located in McKinney, TX, and Broken Arrow, OK.

The Company generated a combined $10.4 million in January 2025 and $11.2 million in February 2025 of firepit suites membership unit offerings of Sunset McKinney, Sunset Broken Arrow, and Sunset Hospitality Collection. In addition, the Company introduced the financing of membership unit firepit suites in March 2025 for Sunset McKinney and Sunset Broken Arrow, which allows an investor to purchase a membership unit and acquire rights to fractional ownership via a suite with 25% down payment on the membership unit and pay the remaining 75% of their capital commitment over a 20-year amortization.

On January 13, 2025, the Company purchased shares of Series A Preferred Stock of FL 101, Inc. (dba EIGHT Brewing) in consideration for a cash investment of $1,999,999.45.

The Company issued 165,000 warrants that vested immediately at $12.50 to a consulting firm on February 6, 2025, that can be exercised into common shares and expires on February 6, 2030. In addition, the Company agreed to issue 300,000 warrants (or stock options) that vested immediately at $10 per share to a consultant on March 19, 2025, that expire on March 19, 2030, and can be exercised into common shares.

