Form 10-Q
period 2025-03-31
Venu Holding Corp
filed 2025-05-15
CIK 1770501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number: 001-42422

Venu Holding Corporation

(Exact name of registrant as specified in its charter)

Colorado	82-0890721
(State of Incorporation)	(I.R.S. Employer Identification No.)

1755 Telstar Drive, Suite 501, Colorado Springs, Colorado	80920
(Address of principal executive offices)	(Zip Code)

(719) 895-5483

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.001 per share	VENU	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

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

The number of shares of the issuer’s common stock outstanding as of May 15, 2025 was 37,520,633

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

Although we believe these forward-looking statements are reasonable, all forward-looking statements are subject to various risks and uncertainties, and our projections and expectations may be incorrect. The factors that may affect our expectations regarding our operations include, among others, the following:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the level of our revenues, which depends in part on the popularity of concerts and events held at our venues, the performance of the artists who perform at our venues, and our ability to attract such concerts and events;

●	the costs and effectiveness of our marketing efforts, as well as our ability to promote our brands, future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements, our ability to compete effectively with existing competitors and new market entrants;

●	the level of our capital expenditures and other investments;

●	general economic conditions in the metropolitan areas in which our restaurants and venues operate;

●	general instability of economic and political conditions in the United States, including inflationary pressures, interest rate fluctuations, slowdown or recession, and escalating geopolitical tensions and the potential impact of economic conditions, including inflation and rising interest rates, on our liquidity, operations, and personnel;

●	our ability to raise financing in the future and to obtain additional capital on terms that are favorable to us or at all;

●	the demand for sponsorship and firepit suite arrangements at our venues and amphitheaters;

●	our ability to protect our intellectual property rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our intellectual property rights;

●	the effect of any postponements or cancellations by third parties or the Company of scheduled events, whether as a result of a public health emergency due to operational challenges and other health and safety concerns or otherwise;

●	our reliance on third parties;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

●	the performance of the Company’s information technology systems and its ability to maintain data security;

●	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

●	the increased expenses associated with being a public company; and

●	other risks described from time to time in our filings with the Securities and Exchange Commission.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in US Dollars)

	As of
	March 31,	December 31,
	2025	2024
ASSETS	Unaudited	Audited
Current assets
Cash and cash equivalents	$24,663,106	$37,969,454
Inventories	201,027	225,283
Prepaid expenses and other current assets	917,567	850,951
Total current assets	25,781,700	39,045,688
Other assets
Property and equipment, net	182,906,195	137,215,936
Intangible assets, net	194,596	211,276
Operating lease right-of-use assets, net	1,264,926	1,351,600
Investment in EIGHT Brewing	1,999,999	-
Investment in related party	550,000	550,000
Security and other deposits	184,771	43,015
Total other assets	187,100,487	139,371,827
Total assets	$212,882,187	$178,417,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,791,249	$7,283,033
Accrued expenses	701,027	3,556,819
Accrued payroll and payroll taxes	287,287	262,387
Deferred revenue	2,004,606	1,528,159
Current portion of convertible debt	-	9,433,313
Current portion of operating lease liabilities	367,705	364,244
Current portion of long-term debt	333,818	2,101,501
Total current liabilities	9,485,692	24,529,456

Long-term portion of operating lease liabilities	930,226	1,020,604
Long-term licensing liability and other liabilities	8,800,000	7,950,000
Long-term convertible debt	15,488,291	-
Long-term debt, net of current portion	38,845,957	14,100,217
Total liabilities	$73,550,166	$47,600,277
Commitments and contingencies - See Note 14
Stockholders’ Equity
Preferred stock, $0.001 par - 5,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.001 par - 144,000,000 authorized, 37,503,341 issued and outstanding at March 31, 2025 and 37,471,465 issued and outstanding at December 31, 2024	37,504	37,472
Class B common stock, $0.001 par - 1,000,000 authorized, 379,990 issued and outstanding at March 31, 2025 and December 31, 2024	379	379
Additional paid-in capital	145,253,067	144,546,368
Accumulated deficit	(65,424,938)	(47,361,208)
	$79,866,012	$97,223,011
Treasury Stock, at cost - 276,245 shares at March 31, 2025 and December 31, 2024	(1,500,076)	(1,500,076)
Total Venu Holding Corporation and subsidiaries equity	$78,365,936	$95,722,935
Non-controlling interest	60,966,085	35,094,303
Total stockholders’ equity	$139,332,021	$130,817,238
Total liabilities and stockholders’ equity	$212,882,187	$178,417,515

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

Unaudited

	For the three months ended
	March 31,
	2025	2024
Revenues
Restaurant including food and beverage revenue, net	$2,044,916	$2,580,102
Event center ticket and fees revenue, net	980,439	1,324,895
Rental and sponsorship revenue, net	473,804	34,746
Total revenues, net	$3,499,159	$3,939,743
Operating costs
Food and beverage	497,840	604,555
Event center	724,064	591,282
Labor	998,947	1,067,398
Rent	364,377	296,458
General and administrative	6,740,311	4,174,817
Equity compensation	11,340,620	9,565,554
Depreciation and amortization	1,375,364	606,464
Total operating costs	$22,041,523	$16,906,528

Loss from operations	$(18,542,364)	$(12,966,785)

Other income (expense), net
Interest expense	(1,050,372)	(404,965)
Other expense	-	(2,500,000)
Interest income	127,486	25,731
Other income	32,500	30,000
Total other expense, net	(890,386)	(2,849,234)

Net loss	$(19,432,750)	$(15,816,019)

Net loss attributable to non-controlling interests	(1,369,020)	(217,081)

Net loss attributable to common stockholders	$(18,063,730)	$(15,598,938)

Weighted average number of shares of Class B common stock, outstanding, basic and diluted	379,990	1,754,959
Basic and diluted net loss per share of Class B common stock	$(0.48)	$(0.47)

Weighted average number of shares of Class C common stock, outstanding, basic and diluted	-	26,790,416
Basic and diluted net loss per share of Class C common stock	$-	$(0.47)

Weighted average number of shares of Class D common stock, outstanding, basic and diluted	-	4,565,870
Basic and diluted net loss per share of Class D common stock	$-	$(0.47)

Weighted average number of shares of Common stock, outstanding, basic and diluted	37,488,778	-
Basic and diluted net loss per share of Common stock	$(0.48)	$-

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in US Dollars)

Unaudited

	Class B Common Stock		Class C Common Stock		Class D Common Stock		Common Stock				Treasury Stock		Total Venu
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Number of Shares	Amount	Holding Corporation Equity	Non- Controlling Interests	Total Equity
Balances at January 1, 2025	379,990	$379	-	$-	-	$-	37,471,465	$37,472	$144,546,368	$(47,361,208)	276,245	$(1,500,076)	$95,722,935	$35,094,303	$130,817,238
Equity issued for services	-	-	-	-	-	-	10,000	10	99,990	-	-	-	100,000	-	100,000
Equity based compensation	-	-	-	-	-	-	-	-	11,240,620	-	-	-	11,240,620	-	11,240,620
Warrants issued as debt discount with convertible debt transaction	-	-	-	-	-	-	-	-	526,329	-	-	-	526,329	-	526,329
Equity issued for interest for convertible promissory note renewal	-	-	-	-	-	-	21,876	22	218,738	-	-	-	218,760	-	218,760
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	(11,378,978)	-	-	-	(11,378,978)	27,346,228	15,967,250
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(105,426)	(105,426)
Net loss	-	-	-	-	-	-	-	-	-	(18,063,730)	-	-	(18,063,730)	(1,369,020)	(19,432,750)
Balances at March 31, 2025	379,990	$379	-	$-	-	$-	37,503,341	$37,504	$145,253,067	$(65,424,938)	276,245	$(1,500,076)	$78,365,936	$60,966,085	$139,332,021

Balances at December 31, 2023	1,959,445	$1,960	30,306,030	$30,306	$-	$-	-	$-	$47,743,085	$(17,021,453)	76,245	$(76)	$30,753,822	$31,225,863	$61,979,685
Issuance of shares	-	-	2,008,750	2,009	-	-	-	-	20,085,491	-	-	-	20,087,500	-	20,087,500
Exercise of warrants	40,349	40	-	-	-	-	-	-	-	-	-	-	40	-	40
Equity issued for services	-	-	700,000	700	-	-	-	-	6,999,300	-	-	-	7,000,000	-	7,000,000
Conversion of Common Stock Class B to Common Stock Class D	(1,619,804)	(1,620)	-	-	1,619,804	1,620	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class C to Common Stock Class D	-	-	(33,014,780)	(33,015)	33,014,780	33,015	-	-	-	-	-	-	-	-	-
Equity based compensation	-	-	-	-	-	-	-	-	2,566,254	-	-	-	2,566,254	-	2,566,254
Shareholder contribution associated with convertible debt transaction	-	-	-	-	-	-	-	-	2,500,000	-	-	-	2,500,000	-	2,500,000
Warrants issued as debt discount	-	-	-	-	-	-	-	-	3,000,140	-	-	-	3,000,140	-	3,000,140
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	8,013,613	-	-	-	8,013,613	2,361,387	10,375,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(124,050)	(124,050)
Net loss	-	-	-	-	-	-	-	-	-	(15,598,938)	-	-	(15,598,938)	(217,081)	(15,816,019)
Balances at March 31, 2024	379,990	$380	-	$-	34,634,584	$34,635	-	$-	$90,907,883	$(32,620,391)	76,245	$(76)	$58,322,431	$33,246,119	$91,568,550

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in US Dollars)

Unaudited

	For the three months ended March 31,
	2025	2024
Net loss	$(19,432,750)	$(15,816,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity issued for interest on convertible debt	218,760	-
Equity based compensation	11,340,620	9,565,554
Project abandonment loss	-	143,285
Amortization of debt discount	641,609	278,946
Non cash lease expense	92,107	123,240
Noncash financing expense	-	2,500,000
Depreciation and amortization	1,375,364	606,464
Noncash interest	-	25,206
Changes in operating assets and liabilities:
Inventories	24,256	(31,961)
Prepaid expenses and other current assets	(66,616)	73,205
Security deposit	(141,756)	(3,687,255)
Accounts payable	(1,491,784)	1,750,387
Accrued expenses	(2,855,792)	(141,381)
Accrued payroll and payroll taxes	24,900	14,073
Deferred revenue	476,447	(200,764)
Operating lease liabilities	(92,350)	(114,848)
Licensing liabilities	850,000	2,200,000
Net cash used in operating activities	(9,036,985)	(2,711,868)
Cash flows from investing activities
Purchase of property and equipment	(22,048,943)	(8,946,836)
Investment in EIGHT Brewing	(1,999,999)	-
Net cash used in investing activities	(24,048,942)	(8,946,836)
Cash flows from financing activities
Proceeds from sale of non-controlling interest equity	15,967,250	10,375,000
Distributions to non-controlling shareholders	(105,426)	(124,050)
Principal payments on long-term debt	(82,245)	(74,614)
Proceeds from issuance of shares	-	20,088,200
Proceeds from exercise of warrants	-	40
Payment of promissory note	(2,000,000)	-
Receipt of convertible promissory note	6,000,000	-
Net cash provided by financing activities	19,779,579	30,264,576
Net (decrease) increase in cash and cash equivalents	(13,306,348)	18,605,872
Cash and cash equivalents, beginning	37,969,454	20,201,104
Cash and cash equivalents, ending	$24,663,106	$38,806,976
Cash paid for interest	$139,119	$96,399
Supplemental disclosure of non-cash operating, investing and financing activities:
Property acquired via convertible debt	$-	$3,521,976
Property acquired via promissory note	$25,000,000	$-
Debt discounts - warrants	$526,329	$3,000,140

See notes to accompanying condensed consolidated financial statements.

Venu Holding Corporation

Notes To Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Venu Holding Corporation (“Venu” or “the Company” f/k/a Notes Live, Inc.) is a Colorado corporation formed on March 13, 2017. The Company is a real estate development, hospitality and entertainment business and earns revenues from operating restaurants, hosting events, renting event space and operating outdoor amphitheaters. The Company and its subsidiaries operate within the United States of America.

The Company’s registered office is at 1755 Telstar Drive, Suite 501, Colorado Springs, Colorado 80920.

The Company’s subsidiaries and its interests in each are presented below as of March 31, 2025:

Name of Entity	Place of Incorporation	Interest
Venu Holding Corporation (f/k/a Notes Live, Inc.) (Parent)	Colorado	100%
Bourbon Brothers Holding Company, LLC (“BBH”)	Colorado	100%
Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBST”)	Colorado	100%
Bourbon Brothers Presents, LLC d/b/a Phil Long Event Center (“BBP”)	Colorado	89%
Bourbon Brothers Smokehouse and Tavern GA, LLC (“BBSTGA”)	Georgia	100%
Bourbon Brothers Presents GA, LLC (“BBPGA”)	Georgia	100%
Notes Holding Company, LLC (“NH”)	Colorado	100%
13141 Notes, LLC d/b/a Notes (“Notes”)	Colorado	100%
Sunset Amphitheater, LLC (“Sunset”) *	Colorado	10%
Hospitality Income & Asset, LLC (“HIA”) *	Colorado	99%
Sunset on the Stones River, LLC (“Stones”)	Colorado	100%
Bourbon Brothers Licensing, LLC (“BBL”)	Colorado	100%
GA HIA, LLC (“GAHIA”) *	Colorado	16%
Notes Live Real Estate, LLC (“NotesRE”)	Colorado	100%
Roth’s Seafood and Chophouse, LLC (“Roth”)	Colorado	100%
Sunset Operations, LLC (“SunsetOps”)	Colorado	100%
Sunset Hospitality Collection, LLC (“SHC”) *	Colorado	45%
Notes Hospitality Collection, LLC (“NHC”)	Colorado	100%
Sunset at Broken Arrow, LLC (“BA”) *	Colorado	71%
Sunset at Mustang Creek, LLC (“MC”) *	Colorado	89%
Sunset at McKinney, LLC (“MK”) *	Colorado	76%
Sunset Operations at McKinney, LLC (“McKinneyOps”)	Colorado	100%
Sunset at El Paso, LLC (“EP”) *	Colorado	100%
Sunset Operations at El Paso, LLC (“EPOps”)	Colorado	100%
Polaris Pointe Parking, LLC (“PPP”)	Colorado	100%
Venu Income, LLC (“Income”)	Colorado	99%
Venu VIP Rides, LLC (“Rides”) *	Colorado	50%
Notes CS I DST, LLC (“Trust”) *	Delaware	99%
Notes CS I Holdings, LLC (“Holdings LLC”)*	Colorado	100%
Notes CS I ST, LLC (“Signatory”)*	Colorado	100%
*These entities are considered majority-owned subsidiaries or variable interest entities and consolidated into the Venu Holding Corporation consolidated financials

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

*These entities are considered majority-owned subsidiaries or variable interest entities and consolidated into the Venu Holding Corporation consolidated financials

Bourbon Brothers Holdings Company, LLC (“BBH”) is a holding company designed to own and manage each of the Bourbon Brothers-related operating entities.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBST”) is the sole owner and operator of its restaurant operations. The restaurant building is leased from Hospitality Income & Asset, LLC (“HIA”), a majority owned subsidiary, whom the Company has a lease with and then purchased a majority of HIA in the year ended December 31, 2022 (refer to Note 8 – Related Party Transactions footnote for further details of this acquisition).

Bourbon Brothers Presents, LLC d/b/a Boot Barn Hall (“BBP”) specializes in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements. Additionally, BBP utilizes the Boot Barn Hall event venue (“event venue”) to host corporate events and weddings, among other utilizations of the facility. BBP is the sole owner and operator of the Boot Barn Hall event venue facility. The Boot Barn Hall event venue building is leased from HIA, a related party (refer to Note 5 – Leases footnote for further details). The Company owns 89% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Bourbon Brothers Smokehouse and Tavern GA, LLC (“BBSTGA”) is the sole owner and operator of the restaurant operations. The BBSTGA restaurant building is leased from a related party entity (refer to Note 5 – Leases footnote for further details).

Bourbon Brothers Presents GA, LLC (“BBPGA”) is the Company’s concert and event venue in Gainesville, Georgia, specializing in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements. Additionally, this concert and event venue facility is utilized to host corporate events and weddings. BBPGA is the sole owner and operator of this facility. This facility is leased from a related party entity (refer to Note 8 – Related Party Transactions footnote for further details).

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Sunset on the Stones River, LLC (“Stones”) was planned to be a fully integrated Venu entertainment complex in Murfreesboro, Tennessee (the “City”). The Company does not plan to move forward with this location. Its agreement with the City was terminated on August 26, 2024. The Company expensed the development costs to date in the three months ended March 31, 2024 for $143,285.

GA HIA, LLC (“GAHIA”) is the Colorado-based entity that holds the Company’s Georgia based operations. The Company owns 16% of this variable interest entity and 100% of its voting control and consolidates it into its financials.

Notes Live Real Estate, LLC (“NotesRE”) holds title to certain Company real estate assets.

Roth’s Seafood and Chophouse, LLC (“Roth Seafood”) is a restaurant adjacent to Ford Amphitheater. This location is slated to open when construction is completed which is anticipated in fall 2025.

Sunset Operations, LLC (“Sunset Ops”) is the operating entity that manages the operations of Ford Amphitheater which opened August 9, 2024.

Notes Hospitality Collection, LLC (“NHC”) is the operating entity that manages the venue rentals and approximately 814 additional seating which can be utilized to view the concerts and shows at Ford Amphitheater and is slated to open when construction is completed which is anticipated in fall 2025.

Sunset Hospitality Collection, LLC (“SHC”) is the entity that owns the venue that includes Roth Seafood and NHC which are currently under construction. The Company owns 45% of this owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at Broken Arrow, LLC (“Sunset BA”) is a hospitality-focused music venue located in Broken Arrow, OK and has not yet begun construction. The Company owns 71% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at Mustang Creek, LLC (“Sunset MC”) is a hospitality-focused music venue located in Mustang Creek, OK and has not yet begun construction. The Company owns 89% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at McKinney, LLC (“Sunset McK”) is a hospitality-focused music venue located in McKinney, TX and has not yet begun construction. The Company owns 76% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset Operations at McKinney, LLC (“McKinneyOps”) is the operating entity that manages the Sunset amphitheater in McKinney, TX operations and is slated to open when construction is completed which is anticipated in third quarter 2026.

Sunset at El Paso, LLC (“Sunset EP”) is a hospitality-focused music venue located in El Paso, TX and has not yet begun construction. The Company owns 100% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset Operations at El Paso, LLC (“EPOps”) is the operating entity that manages the Sunset Amphitheater in El Paso, TX operations and is slated to open when construction is completed which is anticipated in fourth quarter of 2026.

Polaris Pointe Parking, LLC (“PPP”) owns the land for premium parking at Sunset Ops.

Venu VIP Rides, LLC (“Rides”) is an entity that provides transportation services to Venu’s employees and shareholders. The Company owns 50% of the subsidiary and 100% of its voting control and consolidates it into its financials.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Notes CS I, DST (“DST”) is an entity that owns the land upon which Sunset Amphitheater, LLC has its improvements for the Ford Amphitheater. On August 22, 2024 NLRE conveyed the 9.41 acres of real property upon which the Ford Amphitheater is located to Notes CS I Holdings, LLC, a wholly owned subsidiary of Venu (“Holdings LLC”), and Holdings LLC conveyed that property to Notes CS I, DST, a Delaware Statutory Trust (the “Trust”) in exchange for a 100% of the beneficial interests in the Trust. The signatory trustee for the Trust is Notes CS I ST, LLC (the “Signatory”), a wholly owned subsidiary of Venu. Beneficial owners have no voting rights with respect to the affairs of the Trust and do not have legal title to any portion of the property held by the Trust. Instead, the signatory trustee has the sole power and authority to manage the activities and affairs of the Trust, including the power and authority to sell the property and the Trust holds legal title to the property. Under the documents governing the Trust, beneficial interest holders are entitled to distributions on a pro rata basis of the base rent payments made to the Trust from the ground tenant. As of March 31, 2025 Holdings, LLC the Trust sold beneficial interests to third parties for $619,367, but in no event is it expected that Holdings LLC would cease to hold a beneficial interest in the Trust.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025. The consolidated balance sheet at December 31, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise

Risks and Uncertainties

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. As of the issuance of these financials, management has concluded there is no substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company had an accumulated deficit of $65,424,938 and $47,361,208 as of March 31, 2025 and December 31, 2024, respectively and incurred net losses of $19,432,750 and $15,816,019 for the three months ended March 31, 2025 and 2024, and incurred negatives cash flows from operations from both periods as well, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s plan, as described below, such substantial doubt has been alleviated. The Company believes that cash on hand, and the improved profitability over the next twelve months from the operating entities in Colorado Springs, Colorado and Gainesville, Georgia, along with full season of operations of Ford Amphitheater in 2025, as well as additional capital raising and debt financing in 2025, will allow the Company to continue its business operations. There is no guarantee that we will be able to execute on these plans as laid out above.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all highly liquid investments with an original maturity of three months or less. Our cash and cash equivalents include bank accounts as well as interest-bearing accounts consisting primarily of bank deposits and money market accounts managed by third-party financial institutions. As of March 31, 2025, the Company has $2,307,966 of cash equivalents in the form of money market accounts. As of December 31, 2024, the Company had $15,241,184 of cash equivalents in the form of money market accounts. The Company earned interest income for the three months ended March 31, 2025 and 2024 of $127,486 and $25,731. Cash balances and cash equivalents may exceed federally insured limits.

Inventories

Inventories, consisting principally of food, beverages and supplies, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. The Company reviews inventory on a weekly basis and determines if slow-moving or obsolete inventory exists. No allowance is deemed necessary as of March 31, 2025 and December 31, 2024. The Company had no write off of inventory during the three months ended March 31, 2025 and 2024.

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

Impairment Assessment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An evaluation for impairment is performed at the lowest level of identifiable cash flows. An impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. No impairment loss was recognized during the periods ending March 31, 2025 and March 31, 2024.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. This ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied. The Company recognizes revenue from restaurant sales when food and beverage products are transferred to the customer. Revenue from a venue rental, concert or show is recognized when the event, concert or show occurs. Amounts collected in advance of the event are recorded as deferred revenue until the event occurs. Amounts collected from sponsorship agreements, which are not related to a single event, are classified as deferred revenue and recognized over the term of the agreements as the benefits are provided to the sponsors. As of March 31, 2025, and December 31, 2024, deferred revenue totaled $2,004,606 and $1,528,159, respectively. As of March 31, 2024 and December 31, 2023, deferred revenue totaled $563,317 and $764,081, respectively. During the three months ended March 31, 2025, the Company recognized $718,722 in revenue from its deferred revenue balance as of December 31, 2024. During the three months ended March 31, 2024, the Company recognized $312,725 in revenue from its deferred revenue balance as of December 31, 2023. There are no refunds or allowance for refunds in accordance with the Company’s reservation policies, which do not allow for, except in limited circumstances.

The Company contracted with a subsidiary of the Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. We generate net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within our net amphitheater revenue recognition from AEG. As of March 31, 2025 and December 31, 2024, the Company had a net payable of $29,322 and net receivable of $193,766, respectively. These amounts were included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Long-term Licensing Liability

The Company accounts for the licensing of its hospitality fire pit suites of Notes Hospitality Collection and its owners club memberships for Sunset at Broken Arrow and Sunset at McKinney as a long-term licensing liability. The deposits range from $50,000 to $100,000 and fully prepaid licenses of $100,000 to $200,000 are recognized in this account. The amortization of these liabilities will start to be recognized when NHC in Colorado Springs opens its suites after construction is expected to be completed for this seating area in June 2025 and with Sunset at Broken Arrow in second quarter 2026 and Sunset at McKinney in third quarter 2026.

Advertising Expenses

Advertising costs are expensed as incurred and included in operating expenses in the accompanying condensed consolidated statements of operations. Total advertising expenses were approximately $1,494,456 and $713,125 for the three month periods ended March 31, 2025 and 2024, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization of debt issuance costs of $641,612 and $28,934 for the three month periods ended March 31, 2025 and 2024, are included in interest expense in the accompanying condensed consolidated statements of operations.

Equity Based Compensation

The Company recognizes equity-based compensation expense based on the fair value of the warrants or options at the time of the grant or issuance. Share-based compensation includes warrants, options and stock grants issued to the Company’s employees, consultants, etc. These may vest immediately or vest evenly up to five years. The exercise price of a warrant is the fair value of the Company’s equity on the date of issuance.

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

Options

The Company accounts for stock options as equity-classified instructions based on the assessment of the specific terms of the options granted. The Company considers ISO stock options to employees, which must be priced at FMV and indexed to the company’s own stock. The Company may also grant a NSO stock option to outside directors and consultants and other services providers.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of March 31, 2025:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Total
ASSETS
Cash	243,062	317,102	108,640	156,578	19,385	2,649,232	115,759	8,846,656	27,053	660,000	577	106,936	13,250,980
Property and equipment, net	72,370	10,541,541	10,024,066	47,470,501	36,724	26,620,664	24,933,776	37,898,007	177,484	-	-	-	157,775,133
Other assets	1,113,194	244,728	697,734	13,912	1,400,000	-	1,145,907	12,851,894	-	5,000	9,136	350,000	17,831,505
Total assets	1,428,626	11,103,371	10,830,440	47,640,991	1,456,109	29,269,896	26,195,442	59,596,557	204,537	665,000	9,713	456,936	188,857,618
LIABILITIES
Accounts payable	28,969	2,750	76,329	332,590	2,800	20,929,220	2,766,906	256,753	5,902	35,000	6,678	1,122	24,445,019
Accrued expenses and other	445,047	114,971	149,026	147,047	-	-	36,350	100,668	12,210	-	-	561	1,005,880
Other long-term liabilities	1,005,567	4,177,336	3,210,445	10,000,000	-	600,000	-	26,383,815	-	-	-	-	45,377,163
Total Liabilities	1,479,583	4,295,057	3,435,800	10,479,637	2,800	21,529,220	2,803,256	26,741,236	18,112	35,000	6,678	1,683	70,828,062
Stockholders’ Equity & NCI	(50,957)	6,808,314	7,394,640	37,161,354	1,453,309	7,740,676	23,392,186	32,855,321	186,425	630,000	3,035	455,253	118,029,556
Total liabilities and equity	1,428,626	11,103,371	10,830,440	47,640,991	1,456,109	29,269,896	26,195,442	59,596,557	204,537	665,000	9,713	456,936	188,857,618

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Total
ASSETS
Cash	260,107	212,512	100,475	31,663	1,414,974	767,752	5,723,088	11,808,891	101,469	-	2,342	205,922	20,629,195
Property and equipment, net	40,583	10,631,874	10,277,794	47,620,003	36,724	22,745,062	12,172,841	1,980,140	202,483	-	-	-	105,707,504
Other assets	1,191,762	186,356	723,801	98,108	-	-	349,945	10,086,179	-	-	11,187	11,000	12,658,338
Total assets	1,492,452	11,030,742	11,102,070	47,749,774	1,451,698	23,512,814	18,245,874	23,875,210	303,952	-	13,529	216,922	138,995,037
LIABILITIES
Accounts payable	59,419	413	34,516	95,655	-	13,507,259	2,669,239	430,518	76,039	-	14,829	139,779	17,027,666
Accrued expenses and other	365,638	14,452	191,565	167,047	-	2,535,164	92,112	124,322	-	-	-	-	3,490,300
Other long-term liabilities	1,054,770	4,190,509	3,305,253	11,963,333	-	550,000	-	879,424	-	-	-	-	21,943,289
Total Liabilities	1,479,827	4,205,374	3,531,334	12,226,035	-	16,592,423	2,761,351	1,434,264	76,039	-	14,829	139,779	42,461,255
Stockholders’ Equity & NCI	12,625	6,825,368	7,570,736	35,523,739	1,451,698	6,920,391	15,484,523	22,440,946	227,913	-	(1,300)	77,143	96,533,782
Total liabilities and equity	1,492,452	11,030,742	11,102,070	47,749,774	1,451,698	23,512,814	18,245,874	23,875,210	303,952	-	13,529	216,922	138,995,037

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A summary of the Company’s non-controlling interests for the periods ended March 31, 2025 and March 31, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP	Venu Inc	Notes CS 1	Total
Balance at December 31, 2024	(91,207)	6,631,807	585,324	20,093,064	(65,428)	110,810	3,137,215	4,595,687	(3,595)	-	100,625	35,094,303
Net income (loss) attributable to non-controlling interest 1/1-3/31/25	(6,373)	77,831	(3,023)	(741,280)	177	(88,367)	(145,314)	(458,850)	(2,629)	(700)	(492)	(1,369,020)
Non-controlling interest issuance of shares	-	-	-	-	-	2,596,672	13,770,625	10,953,701	-	15,968	9,261	27,346,228
Distributions to non-controlling shareholders	-	(98,064)	(909)	-	-	-	-	-	-	-	(6,453)	(105,426)
Balance at March 31, 2025	(97,580)	6,611,574	581,392	19,351,784	(65,251)	2,619,116	16,762,526	15,090,538	(6,224)	15,268	102,941	60,966,085

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Total
Balance at December 31, 2023	(118,444)	6,733,243	601,110	21,620,755	-	288,653	47,106	2,053,439	-	31,225,863
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/24	15,652	82,506	(3,000)	(245,133)	-	(28,043)	(14,036)	(24,839)	(188)	(217,081)
Non-controlling interest issuance of shares	-	-	-	-	-	33,078	235,993	1,993,498	98,818	2,361,387
Distributions to non-controlling shareholders	-	(123,141)	(909)	-	-	-	-	-	-	(124,050)
Balance at March 31, 2024	(102,792)	6,692,608	597,201	21,375,622	-	293,688	269,063	4,022,098	98,630	33,246,119

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

Recently Issued and Adopted Accounting Pronouncements

On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted this guidance as of January 1, 2025, however, because of its net loss position, there is nothing to disclose for its interim periods. The Company will continue to evaluate the impact of this guidance on its annual financial statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation – Stock Compensation (Topic 718): Scope Applications of Profits Interest and Similar Awards (“ASU 2024-01”). The amendments in ASU 2024-01 improves its overall clarity and operability without changing the guidance and adding illustrative examples to determine whether profits interest award should be accounted for in accordance with Topic 718. The Company adopted this guidance as of January 1, 2025, and there is no material impact on the financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications for Presentation

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In the condensed consolidated statement of cash flows for the three months ended March 31, 2024, the Company reclassified $6,999,300 of equity issued for services to equity-based compensation. In the condensed consolidated statement of operations for the three months ended March 31, 2024, the Company reclassified $75,572 of expenses from general and administrative expenses to rent. These reclassifications will recur in the Company’s upcoming quarterly and annual filings.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net, were as follows:

	As of	As of
	March 31	December 31,
	2025	2024
Leasehold Improvements	$404,558	$399,319
Furniture and equipment	10,618,652	10,057,967
Land and buildings	133,237,254	93,377,840
Construction in progress	47,141,919	40,518,315
	$191,402,383	$144,353,441
Accumulated depreciation and amortization	(8,496,188)	(7,137,505)
	$182,906,195	$137,215,936

Depreciation and amortization expenses relating to property and equipment for the three month periods ended March 31, 2025 and March 31, 2024 were $1,358,685, and $589,784 respectively.

NOTE 4 - INTANGIBLES

Intangible assets subject to amortization consist of the following:

	Useful	March 31,	December 31,
	Life	2025	2024
Naming rights	6 years	$400,314	$400,314
Accumulated amortization		(205,718)	(189,038)
Intangible assets, net		$194,596	$211,276

The intangible naming rights asset was put into use in 2023. Amortization expense relating to the intangible assets for the three-month periods ended March 31, 2025 and March 31, 2024 was $16,680 and $16,679 respectively. The estimated amortization expense for the twelve months ended March 31, 2026 and thereafter is as follows:

2026	$66,719
2027	66,719
2028	61,158
$194,596

NOTE 5 – LEASES

The Company leases the properties used for some of its restaurants, venues and office space.

Through June 30, 2022, the Company leased the land and buildings used in BBST and BBP operations from HIA. On April 1, 2022, the Company purchased a controlling interest in the equity of HIA. Accordingly, the impact of the lease is eliminated in the condensed consolidated financial statements.

Notes in Colorado Springs leased its property from 13141 BP, LLC (“13141 BP”), a related party (refer to Note 8– Related Party Transactions footnote for further details) through June 26, 2022, when the Company acquired the membership interests of 13141 BP. The lease was structured as a triple net (“NNN”) lease, which this type of lease includes costs of maintenance, repairs, operations, taxes and insurance, with annual rents of $90,000 through July 1, 2024. The lease was amended as of July 1, 2024, to include costs of maintenance, repairs, operations, taxes and insurance. As of the acquisition date, the lease is eliminated in consolidations.

The Company leases its office space from an unrelated party. The lease is until November 30, 2029 and escalates in base rent by 1.3% each year. Additionally, the Company leases an executive apartment from an unrelated party. The lease is until April 13, 2026.

Total rent expense related to leased assets including short-terms leases and variable costs was $413,220 and $336,514 for the three months ended March 31, 2025 and March 31, 2024, respectively. Total cash paid for rent expense to leased assets was $120,598 and $449,794 for the three months ended March 31, 2025 and March 31, 2024.

The following table shows balance sheet information related to the operating leases:

		As of
		March 31,	December 31,
Balance Sheet Information	Classification	2025	2024
Assets
Operating lease right-of-use assets, net	Operating Leases	$1,264,926	$1,351,600
Liabilities
Current portion of operating lease liabilities	Operating Leases	$367,705	$364,244
Long-term portion of operating lease liabilities	Operating Leases	$930,226	$1,020,604
Total lease liabilities		$1,297,931	$1,384,848

The future minimum lease payments of existing operating lease liabilities are as follows:

For the twelve months
ended March 31,
2026	$429,085
2027	349,281
2028	263,256
2029	243,852
2030	163,917
Total lease payments	$1,449,391
Less: imputed interest	(151,460)
Present value of lease liabilities	$1,297,931
Less: current portion	(367,705)
Long-term portion	$930,226

NOTE 5 – LEASES (Continued)

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.96	4.16
Weighted-average discount rate	5.65%	5.66%

NOTE 6 – INVESTMENTS

The Company has a minority interest in an outside entity. On January 13, 2025, the Company purchased shares of Series A Preferred Stock of FL 101, Inc. (dba EIGHT Brewing) in consideration for a cash investment of $1,999,999. EIGHT Brewing, which is a food and beverage company that creates curated lifestyle brands, including the EIGHT beer brand. Pursuant to the SPA, the Company was issued 1,487,099 shares of FL101’s preferred stock, par value $0.00001 per share (the “Preferred Stock”), designated as “Series A Preferred Stock”. The Preferred Stock has the powers, preferences, and special rights set forth in the Restated Certificate of Incorporation of FL101, including a liquidation preference, protective provisions, anti-dilution protections, and conversion rights in favor of the holders of the Preferred Stock. The Company is a minority investor in this entity. This investment is carried at cost and is reviewed at each balance sheet date for impairment. There was no impairment recorded during the three months ended March 31, 2025.

NOTE 7 – INVESTMENTS IN RELATED PARTIES

The Company has non-controlling interest investments in related parties. Accordingly, the Company utilizes the guidance stated in ASC 323, Investments – Equity Method and Joint Ventures to account for applicable transactions. These investments lack readily determinable fair values. Consequently, these investments are accounted for under the practical expedient at cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments. An adjustment to the recognized value of the investment is not made if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. Any income or loss from these investments is recognized in the condensed consolidated statements of operations, net of operating expenses. These investments are reviewed at each balance sheet date for impairment. The activity related to these investments for the periods ended March 31, 2025 and March 31, 2024 follows:

	Roth
	Industries LLC	Total
Balance at December 31, 2023	$550,000	$550,000
	-	-
Balance at December 31, 2024	$550,000	$550,000
	-	-
Balance at March 31, 2025	$550,000	$550,000

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company owns 550,000 preferred units or 2.0% of Roth Industries, LLC (“Roth Industries”). The Company’s Chairman and CEO is also the founder and Chairman of Roth Industries and is a significant stockholder of the Company. The Company’s officers and directors are also minority equity owners of Roth Industries. The CEO of Roth Industries is also on the Board of the Company and is employed by the Company in a part-time manner as a strategy consultant and earned a salary as of $22,500 for the three months ended as of March 31, 2025 and 2024. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method. In addition, the Company recognized licensing fees from Roth Industries, totaling $32,500 and $30,000 for the three months ended March 31, 2025 and March 31, 2024, respectively, for Roth Industries licensing use of the Bourbon Brothers brand in grocery products since the Company holds the exclusive license to use the brand. The Company also had $140,000 and $107,500 in receivables from Roth Industries as of March 31, 2025 and December 31, 2024. The amounts received were recorded in other income in the condensed consolidated statements of operations and the amounts receivable included in other receivables as prepaid expenses and other current assets in the condensed consolidated balance sheet. The Company has provided a working capital advance to 1820 Jet Stream, LLC of $116,756 as of March 31, 2025. This is presented in Other Assets with no set repayment terms and no interest accrued for the three months ended as of March 31, 2025.

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

The Company, on June 26, 2024, purchased 100% of the outstanding membership units from 13141 BP’s members and owns the land and buildings which Notes currently uses under an existing lease arrangement. The transaction is treated as an asset acquisition and accounted for under ASC 805, Business Combinations. Under this methodology the purchase price is allocated to the acquired asset based on their proportionate fair values. The Company purchased these units of 13141 BP for a total purchase price of $2,761,000 using equity. The members of 13141 BP were also shareholders of the Company prior to the purchase. Under the terms of the purchase agreement, the Company issued 276,100 shares of Class D common stock. The Company owns 100% of this subsidiary and 100% of its voting control and consolidates it into its financials.

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

NOTE 9 – DEBT

Convertible Promissory Notes

On February 28, 2025, the Company issued a $6,000,000 principal amount convertible promissory note (the “Convertible”), with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price per the lender’s direction. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lender was also issued a warrant that is exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. The principal is secured by certain real property of the Company. The Company recorded a discount on the debt because a portion of the proceeds was attributable to equity-classified warrants, reducing the debt’s initial carrying amount. The fair market value per the Black Scholes calculation of this was $526,329 with one month amortized to interest expense for the three months ended March 31, 2025 for $14,620 with a remaining balance unamortized of $522,709. Interest was accrued on the debt for one month as of March 31, 2025 for $60,000. The convertible promissory note and warrant was in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On January 17, 2024, the Company entered into a convertible promissory note (the “Note”) with KWO, LLC (“KWO”), that accrues interest at 8.75% per annum, for draws of up to an aggregate of $10,000,000 to occur between March 2024 to May 2024 used towards construction of the Ford Amphitheater. In February 2025, the parties agreed to extend the maturity date of the Note to February 27, 2027. The outstanding balance of the Note as of March 31, 2025, was $10,000,000. Interest is paid monthly and the maturity date is one year from the date of the first draw. The first draw occurred on March 1, 2024, in the amount of $3,860,582.40. The second and third draws occurred on April 10, 2024, in the amount of $3,738,030.37, and on May 10, 2024, in the amount of $2,401,387.23. At any time during the period commencing June 1, 2024, and continuing until the date on which the Note is paid in full, KWO may convert the outstanding Note into Company shares of equivalent value, and the Company shares are deemed to have a fixed value of $10 per share.

Kevin O’Neil, a minority stockholder of Venu and owner of the holder of the Note along with Mr. JW Roth, both personally guarantee the Note at a fee equal to 1% of the promissory note balance. The holder of the Note financed the asset purchase and paid the draw to the Ford Amphitheater general contractor directly thus became a personal

NOTE 9 – DEBT (Continued)

guarantor to the Note. The Company recognized a debt discount for the personal guarantee fee of $100,000 with the final $16,667 expensed to interest expense in the three months ended March 31, 2025. As consideration of the personal guarantee fee, the Company granted a three-year warrant to purchase 500,000 shares of Venu common stock at $10 per share for both the holder and Mr. Roth, with the Company recognizing a debt discount of $3,000,140 with the final $500,023 expensed to interest expense in the three months ended March 31, 2025. In accordance with ASC 815-10, Derivatives and Hedging, the warrants were recorded at relative fair value within stockholder’s equity in the Condensed Consolidated Balance Sheet. A loan origination fee of $100,000 is recognized as debt discount with the final $16,667 expensed to interest expense in the three months ended March 31, 2025. The Company leased KWO a suite at the Ford Amphitheater with a fair market value of $200,000 without additional payment or consideration, and is subject to and consistent with the schedule, rights, terms and conditions applicable to other suites offered to the public. The Company treated this leased suite as a debt discount with the final $33,333 expensed to interest expense in the three months ended March 31, 2025. In addition, KWO in a related agreement, purchased 500,000 shares of shares of common stock from Mr. Roth at a discount as part of this transaction. Per ASC paragraph 718-10-15-4, the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its grantee in exchange for goods or services provided to the reporting entity. In the Company’s instance, Mr. Roth paid the holder on behalf of the Company. The Company recognized a $0 and $2,500,000 charge in other expense and additional paid in capital related to the exchange for the three months ended March 31, 2025 and 2024, as Mr. Roth completed this stock transaction on behalf of the Company for KWO completing the Note transaction.

Economic Injury Disaster Loan

On May 4, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to the loan agreement, the principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Monthly payments of interest only in the amount of $2,437 were to originally commence on May 4, 2021; however, this repayment commencement date was extended by the SBA for 24 months. The EIDL Loan matures 30 years from the date of the note agreement, at which time all remaining unpaid principal and interest are due. JW Roth, CEO and Chairman, personally guarantees this loan agreement. As of March 31, 2025 and December 31, 2024, the principal balance of $500,000 remains outstanding.

Long-term debt

On April 1, 2022, when the Company purchased the majority of equity interests of HIA. In this transaction, the Company became a guarantor of HIA’s mortgage on the properties used in BBST and BBP operations. The mortgage accrues interest at 5.5% and matures on July 10, 2031. The balance as of March 31, 2025 and December 31, 2024 was $3,196,189 and $3,239,543. This mortgage is collateralized by the BBSTCO and BBP land and buildings. This mortgage is personally guaranteed by JW Roth.

On December 21, 2022, the Company closed on a deed of land with the City of Murfreesboro, Tennessee, for the Company to develop a Bourbon Brothers Smokehouse and Tavern, Boot Barn Hall and an amphitheater on 20.13 acres parcel for $3,267,000. On August 26, 2024 Notes Live and the City of Murfreesboro, TN agreed to discontinue the development project previously planned for 20.13 acres as originally conceived. The City sold the undeveloped property to Venu subject to reconveyance and other termination provisions if the project was discontinued. The City and Venu proceeded with reconveyance of the property and the City terminated the promissory note of $3,267,000. The outstanding balance at March 31, 2025 and December 31, 2024 was $0 and $0 respectively.

NOTE 9 – DEBT (Continued)

On May 26, 2022, GAHIA took on a mortgage for the properties used in the BBSTGA and BBPGA operations, with the Company as a guarantor to the mortgage. GAHIA began to draw on this mortgage in early 2023 with the final mortgage amount in place in June 2023. The mortgage accrues interest at 3.95% and matures on May 26, 2043. The balance at March 31, 2025 and December 31, 2024 was $4,204,473 and $4,243,364. This mortgage is collateralized by the BBSTGA and BBPGA land and buildings. This mortgage is personally guaranteed by JW Roth.

On January 14, 2025, the Company closed on its purchase of an approximately 46-acre tract of land where it will develop The Sunset Amphitheater in McKinney, Texas (“The Sunset McKinney”), pursuant to the Chapter 380, Grant, and Development Agreement (the “McKinney Agreement”) that the Company previously entered into with the City of McKinney, Texas (“McKinney”), the McKinney Economic Development Corporation (“MEDC”), and the McKinney Community Development Corporation on April 16, 2024, which was amended on October 15, 2024 and December 3, 2024. MEDC agreed to sell the McKinney Tract to the Company for an aggregate purchase price of $35,000,000 (the “McKinney Purchase Price”), which was paid on the Closing Date in the form of $10,000,000 in cash and $25,000,000 represented by a secured promissory note to MEDC (the “McKinney Note”), which bears no interest, is subject to prepayment without penalty, is secured by a Deed of Trust conveying a first-priority lien on the McKinney Tract (the “McKinney Deed of Trust”), and is personally guaranteed by the Company’s Chairman and a third-party shareholder of the Company (the “McKinney Guaranty”). If the Company receives a temporary certificate of occupancy or a certificate of occupancy by certain deadlines set forth in the McKinney Agreement, then MCDC will reimburse the Company for the McKinney Purchase Price, and the Company and the guarantors will be released from their respective obligations under the McKinney Note, the McKinney Deed of Trust, and the McKinney Guaranty. As consideration of the personal guarantee fee, the Company granted five-year stock options, which vested immediately upon the purchase of the land closing, to purchase 2,500,000 shares of Venu common stock at $10 per share for both Mr. Roth and Mr. O’Neil recognizing $7,647,271 of equity compensation expense for the three months ended March 31, 2025.

On April 30, 2024, Venu executed a term sheet with the City of El Paso, Texas. The term sheet defined a more detailed, negotiated Chapter 380 Economic Development Agreement and Purchase and Sale Agreement (the “El Paso Definitive Agreements”) between Venu and the City of El Paso. The El Paso Definitive Agreements were executed in June and July 2024, pursuant to which a public-private partnership was established between Venu and the City of El Paso. In addition, On August 16, 2024, the City of El Paso provided an economic incentive in the form of a promissory note at 0% interest for $8,000,000 maturing in eight years to be used towards the construction of the facility which options for this to be forgiven based on certain deliverables.

Long-term debt consists of the following:

	March 31,	December 31,
	2025	2024
SBA Economic Injury Disaster Loan	$500,000	$500,000
Bank loan and promissory notes	38,679,775	15,701,718
Convertible debt	15,488,291	9,433,313
Total	54,668,066	25,635,031
Less: current maturities	333,818	11,534,814
Long-term debt	$54,334,248	$14,100,217

Following is the future maturities of long-term debt for the twelve months ended March 31, 2025:

2026	333,818
2027	35,350,472
2028	5,855,452
2029	386,323
2030	405,649
Thereafter	12,336,352
Total long-term debt	$54,668,066

NOTE 10 – EQUITY

Stockholders’ Equity

On March 5, 2024, the Company and its Class C stockholders authorized a Class D of common stock up to 60,000,000 shares. At that time, the Company allowed its Class B and Class C stockholders to exchange to Class D shares at a 1 to 1 basis.

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

NOTE 10 – EQUITY (Continued)

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

On January 3, 2025, the Company issued 10,000 common shares to a services firm at a price of $10 per share.

In February 2025, the Company announced the structured financing model of its Luxe FireSuites available for fractional ownership of its Sunset at McKinney and Sunset at Broken Arrow locations, which allows an investor to purchase a membership unit and acquire rights to fractional ownership via a suite with 25% down payment on the membership unit and pay the remaining 75% of their capital commitment over a 20-year amortization. Since the financing began in late February 2025 for these locations, the Company accepted cash deposits of $3,431,250 recorded in cash and cash equivalents, net receivables of $10,288,750 recorded as of contra non-controlling interest in equity on the balance sheet with the total investments of $13,720,000 netted against the receivables in non-controlling interests as of March 31, 2025.

In regards to the Company’s treasury shares, the Company has 76,245 shares of treasury stock that it acquired through the acquisition of HIA. In addition, on August 12, 2024, the Company purchased 100,000 shares back from Roth Industries, a related party, at $5 per share. On January 22, 2024, the Company and Live Nation entered into an Exclusive Operating Agreement, pursuant to which Live Nation intended to serve as the exclusive operator of The Sunset BA. Although the parties pursued their working partnership, in August 2024, the Company and Live Nation terminated the Exclusive Operating Agreement due to the Company determining that it is unable to construct the number of parking spaces originally contemplated by the Exclusive Operating Agreement. As part of this termination, Live Nation exercised its put right for the 100,000 shares worth $1,000,000 and the Company repurchased these shares from Live Nation as of September 26, 2024.

NOTE 11 – EARNINGS PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the multiple-class method in calculating earnings per share. Earnings and losses are shared pro-rata between the multiple classes of shares. For 2025, the Company had two classes of shares that included Class B and Common that weighted-average number of shares and earnings per share by class were calculated of. For 2024, the Company had five classes of shares that included Class A, Class B, Class C, Class D and Common that weighted-average number of shares and earnings per share by class were calculated of. The calculation of diluted net income per share includes the effects of the assumed exercise of any outstanding warrants and convertible debt, except during loss periods as the effect would be anti-dilutive.

NOTE 11 – EARNINGS PER SHARE (Continued)

The following table sets forth the calculation of earnings per share for the three and three months ended March 31, 2025 and 2024, as presented in the accompanying condensed consolidated statements of operations:

	For the Period Ended March 31, 2025
	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(181,259)	$(17,882,472)
Denominator:
Basic and diluted weighted average shares outstanding	379,990	37,488,778

Basic and diluted net loss per share of common stock	$(0.48)	$(0.48)

	For the Period Ended March 31, 2024
	Class B	Class C	Class D
Basic and diluted net loss per share of common stock
Numerator:	49.20%	50.14%
Allocation of net loss	$(826,773)	$(12,621,151)	$(2,151,013)
Denominator:
Basic and diluted weighted average shares outstanding	1,754,959	26,790,416	4,565,870

Basic and diluted net loss per share of common stock	$(0.47)	$(0.47)	$(0.47)

NOTE 12 – WARRANTS AND STOCK OPTIONS

The Company grants, to certain of its directors and employees, warrants and options to purchase shares of the Company’s equity. The Company may also issue warrants to investors in connection with its capital raising and financing activities.

In addition, the Company has adopted, and its shareholders have approved the Amended and Restated 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”). Under the 2023 Plan, a total of 2,500,000 shares of Company common stock are reserved for awards to directors, officers, employees and consultants. Incentive-compensation awards under the 2023 Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. As of March 31, 2025 and December 31, 2024, there were options outstanding under the 2023 Plan to acquire 2,500,000 and 0 shares, respectively, of Company common stock common stock. The options outstanding as of March 31, 2025 have an exercise price of $10.00 per share.

Following is a summary of the warrant and options activities during the periods ended March 31, 2025 and March 31, 2024:

				Weighted
			Weighted	Average
	Number of	Weighted	Average	Remaining
	Warrants	Average	Grant Date	Contractual
	and Options	Exercise Price	Fair Value	Term (in years)
Outstanding, December 31, 2023	3,029,830	$2.60
Granted	90,000	$9.95	$5.81
Exercised	(67,915)	$6.01
Expired and forfeited	(20,315)	$2.00
Outstanding, March 31, 2024	3,031,600	$2.78

Outstanding, December 31, 2024	5,584,293	$6.43
Granted	3,290,500	$10.35	$3.11
Exercised	-	$-
Expired and forfeited	(129,220)	$4.25
Outstanding, March 31, 2025	8,745,573	$7.94		4.89

During the period ended March 31, 2025, the Company granted a total of 3,290,500 warrants and stock options under the 2023 Plan, with (i) 2,500,000 total options granted to JW Roth and Kevin O’Neil as part of the closing upon the real property in McKinney and each agreeing to serve as a personal guarantor of a promissory note issued at that closing, (ii) 300,000 warrants issued to investors as part of the convertible promissory note offering, (iii) an additional 465,000 in total warrants and options for contributed services and (iv) 25,500 to employees. As of March 31, 2025, there was a total of 6,464,975 warrants (and stock options) exercisable with an aggregate intrinsic value of $12,592,186. For the total warrants and stock options outstanding of 8,745,573 as of March 31, 2025, the aggregate intrinsic value was $17,484,244. As of March 31, 2025, there was $6,365,435 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants included as a charge to operating expenses in the condensed consolidated statements of operations, was $11,340,620 and $9,565,554 for the periods ended March 31, 2025 and 2024, respectively. The cost is expected to be recognized over a weighted-average period of 4.89 years.

NOTE 12 – WARRANTS AND STOCK OPTIONS (Continued)

The fair value of the warrants and options was estimated using the Black-Scholes-Merton model using the following inputs:

	March 31, 2025	March 31, 2024
Volatility	44.7% to 67.0%	48.4% to 78.5%
Dividends	0.00%	0.00%
Risk-free rate	0.4% to 4.6%	0.3% to 4.8%
Expected Term (years)	3-5	3-5

Warrants are equity classified, not liability classified, and are not remeasured at fair value.

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying amounts of accounts payable and accrued expenses approximated their fair values at March 31, 2025 and December 31, 2024. Accounts payable at March 31, 2025 and December 31, 2024 were $5,791,249 and $7,283,033, respectively, which primarily consisted of payments to vendors for operations including inventory, marketing, professional services, security, and payments for construction of the company’s future facilities. Accrued expenses at March 31, 2025 and December 31, 2024 was $701,027 and $3,556,819, respectively, which included accruals of the Company utilities, property taxes, insurance, purchases, and interest.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable. In addition, the Company enters into public private partnerships. These partnerships, may require the Company to meet construction timelines. There may be liquidated damage clauses, etc. To the extent that such claims arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements as of May 15, 2025, and identified the following:

On April 4, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share.

On April 9, 2025, the Company announced that it entered into a purchase and sale agreement to acquire certain real property in Centennial, Colorado and plans to develop a mid-size indoor music venue on that property, along with a full-size restaurant. Matthew R. Craddock, a member of the Board, is a minority owner of Old Mill, LLC, and also serves a manager of Old Mill, LLC. The parties expect to close that transaction on or about July 1, 2025, however, the closing of that acquisition is subject to the satisfaction of various closing conditions.

On April 15, 2025, El Paso City Council approved certain amendments to the Chapter 380 Economic Development Program Agreement dated July 2, 2024 (the “Chapter 380 Agreement”), and then on April 24, 2025 the Company and El Paso City Council executed and delivered a first amendment to the Chapter 380 Agreement (the “Amendment”). The Amendment served to amend certain provisions of the Chapter 380 Agreement related to the development and construction of the amphitheater project, including to: (i) increase the amount the Company must invest in the acquisition, development, carrying costs, construction, and business personal property costs associated with developing project from $80 million to $100 million; (ii) expand the development site from seventeen acres to twenty acres; and (iii) remove a right of refusal in favor of the Company to develop and / or operate certain voted approved projects.

On April 22, 2025, the Company’s wholly owned subsidiary 13141 BP, LLC entered into an agreement to sell the real property located at 13141 Bass Pro Drive, Colorado Springs 80921 for a purchase price of $2,731,959 in an approximately 90-day timeframe.

On May 5, 2025, a new director was appointed to the Company’s board of directors. This director was granted a stock option of 250,000 options with 50,000 vested immediately upon the option being effective, with 50,000 vesting annually thereafter at a $10 exercise price. The option is contingent upon the Company amending its Amended and Restated 2023 Omnibus Incentive Compensation Plan to increase the number of shares of Common Stock available for issuance under that plan.

The Company issued two convertible promissory notes totaling $6,000,000 on May 6, 2025, with maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in shares of Venu’s common stock at the conversion price. Principal is paid at maturity in cash, or at the holders’ option, in-kind through off the issuance of shares of the Company’s common stock at the conversion price. Conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The notes are secured by the Company’s interests in various of its real estate assets, interests, and projects. The lenders were issued warrants to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share.

On May 13, 2025, the Company closed on the acquisition of an approximately 20-acre tract of land where it will develop a Sunset Amphitheater in El Paso, Texas (“The Sunset El Paso”).  At closing the City of El Paso conveyed the land to the Company, and, pursuant to various agreements between the parties has provided various incentives related to the development of The Sunset El Paso including a contribution of cash towards the Company’s development costs by issuing an eight-year, no-interest, forgivable loan to the Company (the “El Paso Loan”) in the principal amount of $8,000,000; waiving various fees attendant to the development of The Sunset El Paso; and providing Venu with annual various tax rebates on real and business personal property, sales and use, and mixed beverage taxes. If Venu completes construction of The Sunset El Paso within 36 months from the date it receives all government authorizations required to develop and construct the amphitheater and hosts a minimum of 25 events per year at The Sunset El Paso in years 3-5 of the rebate period, the El Paso Loan will be forgiven. In exchange for the incentives package, the Company agreed to various covenants and obligations related to the development and operation of The Sunset El Paso, including to invest at least $100 million in the acquisition, development, carrying costs, construction, and business personal property costs associated with developing The Sunset El Paso.

On May 13, 2025 the Company filed an Offering Statement on Form 1-A, including a preliminary offering circular, with the Securities and Exchange Commission (“SEC”) pursuant to which the Company expects to seek to offer and sell up to $75 million of shares of a newly created series of preferred stock, being Series A 8.0% Cumulative Redeemable Convertible Preferred Stock (the “Preferred Stock”), in accordance with Regulation A promulgated under the Securities Act of 1933, as amended. Information in that Offering Statement as filed on May 13, 2025, is subject to completion, and shares of Preferred Stock may not be sold, nor may offers to buy be accepted, before that Offering Statement is qualified by the SEC. No offer to buy the securities can be accepted and no part of the purchase price can be received until the offering statement on Form 1-A is qualified pursuant to Regulation A under the Securities Act of 1933, and any such offer may be withdrawn or revoked with out obligation or commitment of any kind, at any time before notice of its acceptance given after the qualification date.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of Venu’s financial condition and results of operations together with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2024, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), and our unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, which appear at the end of this Quarterly Report on Form 10-Q, in each case together with the related notes thereto. Some of the information contained in this discussion and analysis or set forth at the end of this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section of this Quarterly Report entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section entitled “Cautionary Note Concerning Forward-Looking Statements.” Forward-looking statements may be identified by words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Future operating results, however, are impossible to predict, and no guarantee or warranty is to be inferred from those forward-looking statements.

MD&A Overview

This section presents management’s perspective on the financial condition and results of operations of Venu Holding Corporation. Unless otherwise noted, for purposes of this section, the terms “we,” “us,” “our,” “Company,” and “Venu” refer to Venu Holding Corporation and its consolidated subsidiaries. The following discussion and analysis (this “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023, which are included in the Annual Report, and our unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, which are included in this Quarterly Report, in each case together with the related notes thereto. Results for any period or year should not be construed as an inference of what our results would be for any full fiscal year or future period. This MD&A is also intended to provide you with information that will facilitate your understanding of our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors.” Our MD&A is organized as follows:

●	Business Overview — Discussion of our business plan and strategy in order to provide context for the remainder of this MD&A.

●	Consolidated Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2025 to the three months ended March 31, 2024.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

●	Significant Accounting Policies and Use of Estimates — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Key Milestones and Recent Developments

Our operations to date have enabled us to achieve growth and the following key milestones:

●	March 2017: Venu was founded as Bourbon Brothers Restaurants, LLC, which converted into Notes Live, Inc. in April 2022 and changed its name to Venu Holding Corporation in September 2024.

●	April 2017: Venu opened its flagship restaurant, Bourbon Brothers Smokehouse & Tavern, in Colorado Springs, Colorado.

●	March 2019: Venu opened its first live-entertainment, indoor music hall in Colorado Springs, Colorado, which was originally known as “Boot Barn Hall” but, as of August 2024, is known as “Phil Long Music Hall at Bourbon Brothers.”

●	June 2021: GA HIA, LLC, a subsidiary of Venu, agreed to purchase land from the Gainesville Redevelopment Authority and entered into a public-private partnership with the City of Gainesville, Georgia pursuant to which Venu agreed to develop its second Bourbon Brothers Presents venue in Gainesville, Georgia.

●	September 2022: Venu opened its first live music and social bar, known as “Notes”, in Colorado Springs, Colorado.

●	May 2023: Venu broke ground on Ford Amphitheater in Colorado Springs, Colorado.

●	June 2023: Venu entered into an operating agreement with AEG with respect to the operation of Ford Amphitheater, which Venu opened in August 2024.

●	June 2023: Venu opened in second Bourbon Brothers venue and its second BBST restaurant in Gainesville, Georgia.

●	June 2023: Venu entered into a term sheet to purchase 21 acres of land in Oklahoma City, Oklahoma with the intent of building The Sunset at Mustang Creek, a 12,500-person outdoor amphitheater. In April 2024, the Mustang Creek amphitheater was not approved by city council and Venu is reviewing other properties in the area for development.

●	October 2023: Venu entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma, pursuant to which the parties are forming a public-private partnership and intend to open The Sunset BA, a 12,500-capacity amphitheater, by fall 2025.

●	April 2024: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation and the McKinney Community Development Corporation, entered into a Chapter 380, Grant, and Development Agreement, pursuant to which Venu is developing The Sunset McKinney.

●	June and July 2024: Venu and the City of El Paso, Texas formed a public-private partnership by entering into a Purchase and Sale Agreement in June 2024 and a Chapter 380 Economic Development Program Agreement in July 2024. Pursuant to the agreements, Venu is acquiring approximately 17 acres of land from the City of El Paso where it will construct and manage The Sunset El Paso, a 12,500-person amphitheater.

●	August 2024: Venu opened its first amphitheater, Ford Amphitheater, in Colorado Springs, Colorado, and began hosting live concerts and events at the venue.

●	September 2024: Venu legally changed its name from Notes Live, Inc. to Venu Holding Corporation by filing its Amended and Restated Articles of Incorporation with the Colorado Secretary of State.

●	November 2024: Venu closed on the initial public offering of its Common Stock generating net proceeds to the Company of approximately $12.3 million, and, in connection therewith the Company’s Common Stock was listed on the NYSE American Stock Exchange.

●	January 2025: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation, closed on its purchase of an approximately 46-acre tract of land where it will develop The Sunset Amphitheater in McKinney, Texas.

●	February 2025: Launched a multi-season venue configuration model, enabling year-round operations across upcoming and future amphitheaters in McKinney, TX; El Paso, TX; Broken Arrow, OK; and Oklahoma City, OK, unlocking new revenue and margin expansion opportunities.

●	February 2025: Venu announced the structured financing model of its Luxe FireSuites available for fractional ownership at its Sunset at McKinney and Sunset at Broken Arrow locations, which allows an investor to purchase a membership unit and acquire rights to fractional ownership via a suite with 25% down payment on the membership unit and pay the remaining 75% of their capital commitment over a 20-year amortization.

●

March 2025: Venu partnered with Connect Partnership Group to lead corporate sponsorship sales, enhancing Venu’s ability to realize new sponsorship revenues across its expanding venue network for its amphitheaters and event centers.

●	April 2025: Announced a strategic national expansion partnership with Ryan, LLC focusing on public-private partnership development in various domestic markets.

●	May 2025: Formed a nationwide partnership with Sands Investment Group to introduce triple-net (NNN) real estate investment opportunities in Venu’s Luxe FireSuites and acquired approximately 20 acres of real property in El Paso, Texas for development of an amphitheater.

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

Amphitheaters — Amphitheaters are typically outdoor venues that accommodate between 8,000 and 20,000 concertgoers and will primarily be operated during the summer through fall seasons. Amphitheaters are designed with special acoustics, premium seat packages, and luxurious suites intended to amplify guests’ music and entertainment experiences. Our first amphitheater venue is the Ford Amphitheater in Colorado Springs, Colorado, which is an open-air, 8,000-person venue. In addition to lawn and stadium-style seating that allows us to offer tickets at an array of price points, Ford Amphitheater has firepit suites that deliver premium hospitality and a more luxurious, personalized concert experience. Each firepit suite can accommodate up to eight guests. Ford Amphitheater, which opened in August 2024, is designed with 92 VIP firepit suites, accommodating a total of 736 VIP guests. Ford Amphitheater will primarily host concerts from April through October each year. The amphitheaters in development, or planned for development in Oklahoma and Texas, will also have Luxe FireSuites.

Certain entities, which own and develop Venu’s venues, are not wholly owned by Venu. For example, Venu has a 10% ownership interest in The Sunset Amphitheater, LLC (which is the owner and developer of the Ford Amphitheater) but holds a 100% voting interest. Venu anticipates it will own approximately 40% of Sunset Hospitality Collection, LLC (which is a company designed to own the building to lease to Roth Seafood & Chophouse and Notes Hospitality Collection) but hold 100% of the voting interest. In addition, the Company expects to own 30% of Sunset at Broken Arrow LLC and Sunset at Mustang Creek LLC (which, respectively, will own and operate the planned amphitheaters in Broken Arrow, Oklahoma and the greater Oklahoma City area) while, in each case, holding a 100% voting interest. With respect to its subsidiaries that own and develop amphitheaters, third-party members, in exchange for their capital contributions, receive an interest in the exclusive use of a specific suite at the applicable venue and also in their capacity as equity owners receive financial interests in their pro rata portion of a defined portion of the revenues generated by the venue for each event. Similarly, third-party members in Sunset Hospitality Collection LLC, receive, in exchange for their capital contribution, distributions from revenues resulting from lease payments received on the property owned by the entity.

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

Fine Dining, Hospitality, and Entertainment Campuses — In the fall 2025, Venu expects to open Roth’s Seafood & Chophouse, a fine-dining restaurant in a mixed-use development adjacent to Ford Amphitheater. Framing either side of Roth’s will be two, configurable hospitality spaces intended to be used for hosting corporate events, weddings, trade shows, conventions, and other events. Above Roth’s and in between the Notes Hospitality Collection spaces will be a “top-shelf” bar and lounge called Brohan’s, which will offer unobstructed views of the surrounding area Venu intends to monetize during marquee shows at Ford Amphitheater.

The following table summarizes the types of venues we are constructing or plan to develop, describing each by venue type, location, expected opening date, and current status.

Venue Type	Location	Current Status*
Music Halls
BBP CO	Colorado Springs, CO	Opened in March 2019
BBP GA	Gainesville, GA	Opened in June 2023
BBP Centennial	Centennial, CO	Expected to open in second quarter of 2026**

Outdoor Amphitheaters
Ford Amphitheater	Colorado Springs, CO	Opened in August 2024
The Sunset OKC	Mustang Creek, OK	Expected to open in 2027***
The Sunset BA	Broken Arrow, OK	Expected to open in second quarter 2026
The Sunset McKinney	McKinney, TX	Expected to open in third quarter of 2026
The Sunset El Paso	El Paso, TX	Expected to open in fourth quarter of 2026

Restaurants
BBST CO	Colorado Springs, CO	Opened in April 2017
BBST GA	Gainesville, GA	Opened in June 2023
BBST Centennial	Centennial, CO	Expected to open in second quarter of 2026**
Notes Eatery	Colorado Springs, CO	Opened in September 2022

Fine Dining & Hospitality Collection
Roth’s Seafood & Chophouse	Colorado Springs, CO	Expected to open in fall 2025
Notes Hospitality Collection	Colorado Springs, CO	Expected to open in fall 2025

Bars
Brohan’s	Colorado Springs, CO	Expected to open in fall 2025

* Projected opening dates are based on Venu’s best estimates but are subject to change.

** Venu is under contract to purchase and refurbish a music hall in the Denver metropolitan area.

*** Venu is currently in active negotiations with a municipality and expects to have a site contracted for The Sunset OKC in early summer of 2025.

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

Event Operations. The Event Operations portion of our business involves the promotion of live music and events in our owned or operated venues, the operation and management of our venues, the creation of content from concerts and events hosted in our venues, and the provision of management and other services to artists. Between BBP CO in Colorado Springs, Colorado, and BBP GA in Gainesville, Georgia, we promote and hold hundreds of live music and other events each year. Our Event Operations business generated $1,264,910, or 36%, of our total revenue during the three months ended March 31, 2025, and $1,359,641, or 35%, of our total revenue during the three months ended March 31, 2024.

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

Restaurant Operations. Revenues generated through restaurant operations included F&B sales at our BBST restaurants and Notes Eatery. F&B sales include all revenues recognized with respect to stand-alone F&B sales, along with F&B sales at BBP CO and BBP GA. Our Restaurant Operations business generated $2,044,916, or 58%, of our total revenue for the three months ended March 31, 2025, and $2,580,102 or 65%, for the three months ended March 31, 2024.

Amphitheater Operations. The Amphitheater Operations began generating revenue in the third quarter of 2024 with the opening of Ford Amphitheater. Through a subsidiary we have entered into an agreement with Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. At the Ford Amphitheater, we generate net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, and other operating costs within our net amphitheater revenue recognition from AEG. For future amphitheater locations we expect to open we anticipate entering into contractual arrangements with third-party operators having terms similar to those with AEG. Our Amphitheater Operations generated net revenues of $189,333 or 5% of our total revenue for the three months ended March 31, 2025 which included naming rights, net of AEG profit, with no shows taking place yet for the three months ended March 31, 2025, and $0 for the three months ended March 31, 2024 as Ford Amphitheater was not open during that time.

Financial

Private Offerings

Since our formation in 2017, we have funded our operations, in part, through proceeds from private sales of our equity and debt securities.

We anticipate raising additional cash through the sales of our debt and equity securities together with private sales of membership interests in certain of our subsidiary entities (including interests in our Luxe FireSuites) at our amphitheater locations, collaborative arrangements such as owner’s clubs, or a combination thereof, to continue to fund our construction of venues. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations or revise the timeline of our business plan.

Overview of the 2025 Three-Month Interim Period Financial Comparison

For the three-month period ended March 31, 2025 and 2024:

●	Total assets increased 19% to $212,882,187 as of March 31, 2025, up from $178,417,515 at December 31, 2024.

●	Property and equipment increased 33% to $182,906,195 as of March 31, 2025, up from $137,215,936 at December 31, 2024.

●	We generated total revenue of $3,499,159 and $3,939,743, respectively, representing a decrease of $440,584 or approximately 11% as compared to the prior-year period. The decrease in revenue in the three months ended March 31, 2025 was primarily attributable to the restaurant sales decrease at Notes Eatery in Colorado as it shifted its focus to a weekend brunch menu and weekday events business in 2025. The other contributing factors included softer overall sales at the Bourbon Brother Smokehouse and Tavern and Phil Long Event Center, both in Colorado Springs, for the three months ended March 31, 2025 compared to March 31, 2024.

●	We had a net loss of $19,432,750 for the three months ending March 31, 2025 and $15,816,019 for the same period ending in March 31, 2024, respectively, representing an increase in net loss of $3,616,731 or approximately 23%, which we attribute primarily to the equity-based compensation that was issued in connection with for non-cash financing related to the purchase of the land for the amphitheater in McKinney, Texas, in the first quarter of 2025 as the Company granted the guarantors of the purchase of the land in the form of vested warrants. Our general and administrative expenses also included expenses related to advertising and marketing, travel, compensation, legal, auditing and tax, professional services, and general operating expenses.

●	Our net cash used in operating activities was $9,036,985 and $2,711,868, respectively, representing an increase in cash used in operating activities of $6,325,117 or approximately 233% as compared to the prior-year period;

●	Our net cash used in investing activities was $24,048,942 and $8,946,836, respectively, representing an increase in cash used in investing activities of $15,102,106 or approximately 169% as compared to the prior-year period; and

●	Our net cash provided by financing activities was $19,779,579 and $30,264,576, respectively, representing a decrease in cash provided by financing activities of $10,484,997 or approximately 35% as compared to the prior-year period.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

	For the three months ended
	March 31,
	2025	2024	$ Change	% Change
Revenues
Restaurant including food and beverage revenue	$2,044,916	$2,580,102	(535,186)	-21%
Event center ticket and fees revenue	980,439	1,324,895	(344,456)	-26%
Rental and sponsorship revenue	473,804	34,746	439,058	1264%
Total revenues	$3,499,159	$3,939,743	(440,584)	-11%
Operating costs
Food and beverage	497,840	604,555	(106,715)	-18%
Event center	724,064	591,282	132,782	22%
Labor	998,947	1,067,398	(68,451)	-6%
Rent	364,377	296,458	67,919	23%
General and administrative	6,740,311	4,174,817	2,565,494	61%
Equity compensation	11,340,620	9,565,554	1,775,066	19%
Depreciation and amortization	1,375,364	606,464	768,900	127%
Total operating costs	$22,041,523	$16,906,528	5,134,995	30%

Loss from operations	$(18,542,364)	$(12,966,785)	(5,575,579)	43%

Other income (expense), net
Interest expense	(1,050,372)	(404,965)	(645,407)	159%
Other expense	-	(2,500,000)	2,500,000	-100%
Interest income	127,486	25,731	101,755	100%
Other income	32,500	30,000	2,500	8%
Total other expense, net	(890,386)	(2,849,234)	1,958,848	-69%

Net loss	$(19,432,750)	$(15,816,019)	(3,616,731)	23%

Net loss attributable to non-controlling interests	(1,369,020)	(217,081)	(1,151,939)	531%

Net loss attributable to common stockholders	$(18,063,730)	$(15,598,938)	(2,464,792)	16%

Ford Amphitheater in Colorado Springs opened August 9, 2024. A fine-dining restaurant, Roth’s Seafood and Chophouse, and a rooftop bar, Brohan’s, along with premier event rental space and suites known as Notes Hospitality Collection surrounding that development, are expected to open in fall 2025. Even though this amphitheater had a shortened 2024 season, it positively impacted Venu’s financial performance in later 2024. The amphitheater didn’t have any shows in three months ended March 31, 2025 or the three months ended March 31, 2024.

Revenue

Total revenue ended for the three months ended March 31, 2025 at $3,499,159, as compared to the three months ended March 31, 2024 at $3,939,743, a decrease of $440,584 or 11%. The decrease in the three months ended March 31, 2025 was primarily attributable to the restaurant sales decrease at Notes Eatery in Colorado as it shifted its focus to a weekend brunch menu and weekday events business in 2025. The other contributing factors included softer overall sales, at the Bourbon Brother Smokehouse and Tavern and Phil Long Event Center, both in Colorado Springs, for the three months ended March 31, 2025 compared to March 31, 2024.

Operating Expenses

Food and Beverage Costs. Our food and beverage costs decreased $106,715 or 18% during the three months ended March 31, 2025, respectively, as compared to the same period in the prior year. For the three months ended March 31, 2025 compared to March 31, 2024, the cost decreases were primarily driven by our decrease in overall sales volumes for the first three months of the year.

Event Center Costs. The costs attributed to our event centers increased $132,782 during the three months ended March 31, 2025 or 22%, respectively, as compared to the same period in the prior year. This increase was primarily attributed to the increase in band expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Labor Costs. Our labor costs decreased $68,451 during the three months ended March 31, 2025 respectively, as compared to the same period in the prior year. The decrease in the three months ended March 31, 2025 was primarily due to the decrease in sales for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Rent Costs. Our rent costs increased $67,919 or 23% during the three months ended March 31, 2025, respectively, as compared to the same periods in the prior year because of increases in rent related expenses, such as insurance and an additional corporate leased space in McKinney the Company had for the three months ended March 31, 2025 compared to the same period in March 31, 2024.

General and Administrative and Equity Compensation Expenses. Our general and administrative expenses increased $2,565,494 during the three months ended March 31, 2025, along with equity compensation expenses increasing $1,775,066 as compared to the same period in the prior year. Our increases in these areas of expenses were primarily the result of equity-based compensation that was issued for non-cash financing related to our purchase of the land of the McKinney, Texas amphitheater land in first quarter of 2025. These also included expenses such as travel, business development, and staff recruitment and development along with compensation, legal, auditing and tax, other professional services, and general operating expenses.

Depreciation and Amortization Costs. Our depreciation and amortization costs increased $768,900 or 127% during the three months ended March 31, 2025, as compared to the same period in the prior year as the Company had additional assets depreciated in the three months ended March 31, 2025 for the Ford Amphitheater in Colorado compared to the same period for March 31, 2024.

Other Expense

For the three months ended March 31, 2025 and 2024, other expense totaled $890,386 and $2,849,234, respectively. The decrease in other expense occurred as the stock purchase compensation during the period March 31, 2024 did not reoccur for the same period in March 31, 2025.

Interest Expense

We had net interest expense of approximately $1,050,372 and $404,965 for the three months ended March 31, 2025 and 2024, respectively. This increase in 2025 was primarily due to the addition of the promissory note on the Sunset Colorado property, along with the amortization of the debt discount fees on the convertible debt.

Other Income

Roth Industries, LLC (“Roth Industries”), a related party, pays Venu licensing fees pursuant to a license granted by Venu to Roth Industries to use the trademark, tradename, and likeness of the Bourbon Brothers brand, which Venu exclusively owns, on packaged and prepared food products sold in retail grocery stores and other retail outlets where food products are sold. The licensing fee paid by Roth Industries to Venu is in the form of a royalty equal to $2,500 per week which did not change from 2024 to 2025. Accordingly, during each of the three-month periods ended March 31, 2025 and 2024, Roth Industries is to pay Venu $32,500 and $30,000 in royalty payments.

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

Rising Interest Rates

A prevailing trend that has impacted our business is rising and steadily high interest rates. Since March 2022, the Federal Reserve has increased interest rates a total of eleven times, with the last hike occurring in July 2023 when target interest rates reached a range of 5.25% to 5.50%, with a benchmark rate at about 5.4%, the highest level in more than two decades. In September 2024, the Federal Reserve lowered the benchmark rate by 50 basis points, reducing the rate to the range of 4.75% to 5.00%. Although the Federal Reserve has indicated that additional rate reductions could occur in the remainder of 2025 and in 2026, the timing and extent of those rate cuts are uncertain. Although Venu was fortunate to have access to attractive debt capital and to purchase land to be developed into entertainment campuses on favorable terms by negotiating with various municipalities and forming public-private partnerships, had those lending opportunities not been available, volatility in interest rates would have increased the cost of borrowing and required us to agree to loan terms that were less favorable for borrowers. Furthermore, interest-rate increases may reduce the affordability of our land-development projects due to increased debt-servicing costs. Volatility in interest rates affect the demand for, and price of real estate. A rise in interest rates increases the cost while lowering the availability of debt financing. Increased borrowing costs would drive the costs of our development projects and inflate our project budgets.

Inflation

Another trend that impacted our business throughout 2024 and that has continued to impact our business during 2025 has been the increase in inflation nationwide, which has gone hand in hand with the rising interest rate environment. With respect to project execution, inflation increased the cost of building materials and labor types, creating upward pressure on the costs of constructing and developing our event venues. Third parties that we contracted with, such as developers and contractors, were impacted by rising inflation rates and the corresponding rise in the costs of goods and services used in their businesses. Their ability to do business with us could be impacted by steadily high rates of interest and inflation, which could impact our profitability.

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

Liquidity and Capital Resources

We have devoted substantially all of our efforts to developing our business plan of market expansion, growing our staff, raising capital, opening and operating our restaurants and event venues in Colorado and Georgia and planning venues in new markets, such as Oklahoma and Texas, growing into additional markets, while closing on our initial public offering that closed on November 29, 2024. While our primary focus is building venues in these new markets which drives our balance sheet, our secondary focus is the development agreements in new markets. While we undergo the construction of these venues in 2025 in Colorado, Oklahoma and Texas, we do not anticipate operational profits until we open and operate this new collection of venues.

When comparing our year-after-year interim financials, we had an accumulated deficit of $65,424,938 and $47,361,208 as of March 31, 2025 and 2024, respectively, with cash flows used in operations of $9,036,985 and $2,711,868 as of the three months ended March 31, 2025 and 2024, respectively. Additionally, we experienced an increase in net loss from $15,816,019 to $19,432,750 for the three-month period ended March 31, 2025 compared to the same period in 2024. The Company believes the majority of net loss in the 2025 period was largely due to our efforts to non-recurring expense due to continuing to develop our business plan, growing our staff, raising capital, planning venues in new markets, such as Oklahoma and Texas, along with equity-based compensation that was issued for non-cash financing.

In addition, the Company grew its property and equipment, net, to $182,906,195 as of March 31, 2025 compared to $137,215,936 as of December 31, 2024, which represents an increase of 33%, over the three-month period.

On January 17, 2024, the Company entered into a convertible promissory note (the “Note”) with KWO, LLC (“KWO”), that accrues interest at 8.75% per annum, for draws of up to an aggregate of $10,000,000 to occur between March 2024 to May 2024 to be used towards Sunset Colorado construction. The outstanding balance of the Note as of March 31, 2025, was $10,000,000. Interest is paid monthly and the maturity date of the Note’s principal balance was extended until February 28, 2027. At any time during the period commencing June 1, 2024, and continuing until the date on which the Note is paid in full, KWO may convert the outstanding Note into Company shares of equivalent value, and the Company shares are deemed to have a fixed value of $10 per share.

Kevin O’Neil, a minority stockholder of Venu and owner of the holder of the Note, KWO, along with Mr. JW Roth, both personally guarantee the Note at a fee equal to 1% of the promissory note balance. The holder of the Note financed the asset purchase and paid the draw to the Ford Amphitheater general contractor directly thus became a personal guarantor to the Note. The Company recognized a debt discount for the personal guarantee fee of $100,000 with the final $16,667 expensed to interest expense in the three months ended March 31, 2025. As consideration of the personal guarantee fee, the Company granted a three-year warrant to purchase 500,000 shares of Venu common stock at $10 per share for both the holder and Mr. Roth, with the Company recognizing a debt discount of $3,000,140 with the final $500,023 expensed to interest expense in the three months ended March 31, 2025. In accordance with ASC 815-10, Derivatives and Hedging, the warrants were recorded at relative fair value within stockholder’s equity in the Condensed Consolidated Balance Sheet. A loan origination fee of $100,000 is recognized as debt discount with the final $16,667 expensed to interest expense in the three months ended March 31, 2025. The Company leased KWO a suite at the Ford Amphitheater with a fair market value of $200,000 without additional payment or consideration, and is subject to and consistent with the schedule, rights, terms and conditions applicable to other suites offered to the public. The Company treated this leased suite as a debt discount with the final $33,333 expensed to interest expense in the three months ended March 31, 2025. In addition, KWO in a related agreement, purchased 500,000 shares of stock from Mr. Roth at a discount as part of this transaction. Per ASC paragraph 718-10-15-4, the economic interest holder makes a capital contribution to the reporting entity, and the reporting entity makes a share-based payment to its grantee in exchange for goods or services provided to the reporting entity. In the Company’s instance, Mr. Roth paid the holder on behalf of the Company. The Company recognized a $0 and $2,500,000 charge in other expense and additional paid in capital related to the exchange for the three months ended March 31, 2025 and 2024, as Mr. Roth completed this stock transaction on behalf of the Company for KWO completing the Note transaction.

On February 28, 2025, the Company issued a $6,000,000 principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price per the lender’s direction. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lender was also issued a warrant that is exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. The principal is secured by certain real property of the Company. The Company recorded a discount on the debt because a portion of the proceeds was attributable to equity-classified warrants, reducing the debt’s initial carrying amount. The fair market value per the Black Scholes calculation of this was $526,329 with one month amortized to interest expense for the three months ended March 31, 2025 for $14,620 with a remaining balance unamortized of $522,709. Interest was accrued on the debt for one month as of March 31, 2025 for $60,000. The convertible promissory note and warrant was in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

We believe that (i) cash on hand, (ii) improved profitability through the next twelve months from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, (iii) the Ford Amphitheater in Colorado Springs, Colorado net operating profit expected to be generated by that project for the full year in 2025, (iv), and additional capital raising efforts either at the parent corporation level or through sales of interests in our subsidiaries that own real estate assets related to our amphitheater projects (i.e., our firepit suite related sales and capital raising efforts), and debt financing , will allow us to continue our business operations. Our ability to continue implementing our business plan to add new locations to our portfolio for the purpose of developing entertainment campuses depends on our future engagement in strategic locations, real-estate transactions, capital raising, and debt financing.

Cash Flows

The following information reflects cash flows for continuing operations for the three-month periods presented:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents at beginning of period	$37,969,454	$20,201,104
Net cash used in operating activities	(9,036,985)	(2,711,868)
Net cash used in investing activities	(24,048,942)	(8,946,836)
Net cash provided by financing activities	19,779,579	30,264,576
Cash and cash equivalents at end of period	$24,663,106	$38,806,976

Net Cash Used in Operating Activities

Net cash used in operating activities was $9,036,985 and $2,711,868 during the three months ended March 31, 2025 and 2024, respectively. The increase of $6,325,117 in cash used during the first quarter of 2025 compared to the first three quarters of 2024 was primarily attributable to the increases in net loss, and accrued expenses, offset by the increase in licensing liabilities for the sale of the Aikman Club memberships.

Net Cash Used in Investing Activities

Net cash used in investing activities was $24,048,942 and $8,946,836 during the three months ended March 31, 2025 and 2024, respectively. The increase of $15,102,106 in cash used during the first three months of 2025 compared to the first three months of 2024 was primarily attributable to the increase in the purchase of property and equipment and the investment in EIGHT Brewing over the three-month period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $19,779,579 and $30,264,576 during the three months ended March 31, 2025 and 2024, respectively. The increase of $10,484,997 in cash provided during the first three months of 2025 compared to the first three months of 2024 was primarily attributable to increases in proceeds from the sale of non-controlling interest equity and receipts of the convertible promissory notes.

The Company announced the structured financing model of its Luxe FireSuites available for fractional ownership of its Sunset at McKinney and Sunset at Broken Arrow locations in late February 2025, which allows an investor to purchase a membership unit and acquire rights to fractional ownership via a suite with 25% down payment on the membership unit and pay the remaining 75% of their capital commitment over a 20-year amortization. Since the financing began in late February 2025 for these specific locations, the Company accepted cash deposits of $3,431,250, net receivables of $10,288,750 recorded as of contra non-controlling interest in equity on the balance sheet with the total investments of $13,720,000 netted against the receivables in non-controlling interests as of March 31, 2025.

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

We own 526,166 preferred units for approximately $550,000, or 2%, of Roth Industries, of which JW Roth, the founder, manager, and chairman, is Venu’s chairman and chief executive officer. Our officers and directors are also minority equity owners of Roth Industries. We currently account for our investment in Roth Industries using ASC 325, Investments — Other.

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

Warrants and Options

During the period ended March 31, 2025, the Company granted a total of 3,290,500 warrants and stock options under the 2023 Plan, with (i) 2,500,000 total options granted to JW Roth and Kevin O’Neil as part of the closing upon the real property in McKinney and each agreeing to serve as a personal guarantor of a promissory note issued at that closing, (ii) 300,000 warrants issued to investors as part of the convertible promissory note offering, (iii) an additional 465,000 in total warrants and options for contributed services and (iv) 25,500 to employees.

As of March 31, 2025, there was a total of 6,464,975 warrants exercisable with an aggregate intrinsic value of $12,592,186. For the total warrants outstanding of 8,745,573 as of March 31, 2025, the aggregate intrinsic value was $17,484,244. As of March 31, 2025, there was $6,365,435 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants included as a charge to operating expenses in the condensed consolidated statements of operations, was $11,340,620 and $9,565,554 for the periods ended March 31, 2025 and 2024, respectively. The cost is expected to be recognized over a weighted-average period of 4.89 years.

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

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of March 31, 2025:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Total
ASSETS
Cash	243,062	317,102	108,640	156,578	19,385	2,649,232	115,759	8,846,656	27,053	660,000	577	106,936	13,250,980
Property and equipment, net	72,370	10,541,541	10,024,066	47,470,501	36,724	26,620,664	24,933,776	37,898,007	177,484	-	-	-	157,775,133
Other assets	1,113,194	244,728	697,734	13,912	1,400,000	-	1,145,907	12,851,894	-	5,000	9,136	350,000	17,831,505
Total assets	1,428,626	11,103,371	10,830,440	47,640,991	1,456,109	29,269,896	26,195,442	59,596,557	204,537	665,000	9,713	456,936	188,857,618
LIABILITIES
Accounts payable	28,969	2,750	76,329	332,590	2,800	20,929,220	2,766,906	256,753	5,902	35,000	6,678	1,122	24,445,019
Accrued expenses and other	445,047	114,971	149,026	147,047	-	-	36,350	100,668	12,210	-	-	561	1,005,880
Other long-term liabilities	1,005,567	4,177,336	3,210,445	10,000,000	-	600,000	-	26,383,815	-	-	-	-	45,377,163
Total Liabilities	1,479,583	4,295,057	3,435,800	10,479,637	2,800	21,529,220	2,803,256	26,741,236	18,112	35,000	6,678	1,683	70,828,062
Stockholders’ Equity & NCI	(50,957)	6,808,314	7,394,640	37,161,354	1,453,309	7,740,676	23,392,186	32,855,321	186,425	630,000	3,035	455,253	118,029,556
Total liabilities and equity	1,428,626	11,103,371	10,830,440	47,640,991	1,456,109	29,269,896	26,195,442	59,596,557	204,537	665,000	9,713	456,936	188,857,618

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Total
ASSETS
Cash	260,107	212,512	100,475	31,663	1,414,974	767,752	5,723,088	11,808,891	101,469	-	2,342	205,922	20,629,195
Property and equipment, net	40,583	10,631,874	10,277,794	47,620,003	36,724	22,745,062	12,172,841	1,980,140	202,483	-	-	-	105,707,504
Other assets	1,191,762	186,356	723,801	98,108	-	-	349,945	10,086,179	-	-	11,187	11,000	12,658,338
Total assets	1,492,452	11,030,742	11,102,070	47,749,774	1,451,698	23,512,814	18,245,874	23,875,210	303,952	-	13,529	216,922	138,995,037
LIABILITIES
Accounts payable	59,419	413	34,516	95,655	-	13,507,259	2,669,239	430,518	76,039	-	14,829	139,779	17,027,666
Accrued expenses and other	365,638	14,452	191,565	167,047	-	2,535,164	92,112	124,322	-	-	-	-	3,490,300
Other long-term liabilities	1,054,770	4,190,509	3,305,253	11,963,333	-	550,000	-	879,424	-	-	-	-	21,943,289
Total Liabilities	1,479,827	4,205,374	3,531,334	12,226,035	-	16,592,423	2,761,351	1,434,264	76,039	-	14,829	139,779	42,461,255
Stockholders’ Equity & NCI	12,625	6,825,368	7,570,736	35,523,739	1,451,698	6,920,391	15,484,523	22,440,946	227,913	-	(1,300)	77,143	96,533,782
Total liabilities and equity	1,492,452	11,030,742	11,102,070	47,749,774	1,451,698	23,512,814	18,245,874	23,875,210	303,952	-	13,529	216,922	138,995,037

The following table provides a summary of the Company’s non-controlling interests for the three-month periods ended March 31, 2025 and March 31, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP	Venu Inc	Notes CS 1	Total
Balance at December 31, 2024	(91,207)	6,631,807	585,324	20,093,064	(65,428)	110,810	3,137,215	4,595,687	(3,595)	-	100,625	35,094,303
Net income (loss) attributable to non-controlling interest 1/1-3/31/25	(6,373)	77,831	(3,023)	(741,280)	177	(88,367)	(145,314)	(458,850)	(2,629)	(700)	(492)	(1,369,020)
Non-controlling interest issuance of shares	-	-	-	-	-	2,596,672	13,770,625	10,953,701	-	15,968	9,261	27,346,228
Distributions to non-controlling shareholders	-	(98,064)	(909)	-	-	-	-	-	-	-	(6,453)	(105,426)
Balance at March 31, 2025	(97,580)	6,611,574	581,392	19,351,784	(65,251)	2,619,116	16,762,526	15,090,538	(6,224)	15,268	102,941	60,966,085

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Total
Balance at December 31, 2023	(118,444)	6,733,243	601,110	21,620,755	-	288,653	47,106	2,053,439	-	31,225,863
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/24	15,652	82,506	(3,000)	(245,133)	-	(28,043)	(14,036)	(24,839)	(188)	(217,081)
Non-controlling interest issuance of shares	-	-	-	-	-	33,078	235,993	1,993,498	98,818	2,361,387
Distributions to non-controlling shareholders	-	(123,141)	(909)	-	-	-	-	-	-	(124,050)
Balance at March 31, 2024	(102,792)	6,692,608	597,201	21,375,622	-	293,688	269,063	4,022,098	98,630	33,246,119

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as a part of our ongoing business. Accordingly, we did not have any off-balance sheet arrangements during any of the periods presented.

Stockholders’ Equity

On September 6, 2024, Venu amended and restated is Articles of Incorporation to change its legal name to “Venu Holding Corporation” and cause all outstanding shares of its previously outstanding Class C Common Stock and Class D Common Stock to be converted on a one-for-one basis to shares of “Common Stock.” As of the filing of the Amended and Restated Articles of Incorporation, the Company’s authorized capital does not include Class A Voting Common Stock. As of March 31, 2025, the Company has 379,990 shares of Class B Non-Voting Common Stock and 37,503,341 shares of Common Stock issued and outstanding.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024, with respect to the Company having limited accounting personnel and as such, is unable to properly segregate duties relating to the Company’s internal controls over financial reporting. In addition, Venu’s financial close process was not sufficient. While Venu has processes to identify and appropriately apply applicable accounting requirements, Venu plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. The elements of Venu’s remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with enhanced accounting systems and financial close processes.

While we have processes to identify and appropriately apply applicable accounting requirements, the Company’s remediation plan is continue to enhance our system of evaluating and implementing the accounting standards that apply to segregate our duties and systems, while also continuing to grow our experienced accounting personnel, including enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time with the addition of experienced accounting employees and external consultants and with enhanced accounting systems and financial close processes.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified material weakness in internal controls as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we grew our accounting 34% staff during the three months ended March 31, 2025 compared to March 31, 2024 and will continue to evaluate our experienced staffing needs to segregate duties to mitigate the risk of material misstatement due to fraud or error, including enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications and to improve our financial reporting processes.

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

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. We are not currently engaged in any legal proceedings that are expected, individually or in aggregate, to have a material adverse impact on our financial position or results of operations.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item 1A. However, in addition to other information set forth in this Quarterly Report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition, and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On January 14, 2025 the Company granted a total of 2.5 million stock options pursuant to the Amended and Restated 2023 Omnibus Incentive Compensation Plan to an officer and other Company service providers. These options were granted in consideration for services and in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Company issued a $6,000,000 principal amount convertible promissory note on February 28, 2025, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lender was also issued a warrant that is exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. The convertible promissory note and warrant was in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On April 4, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. Each convertible promissory note and warrant was in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 6, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. Each convertible promissory note and warrant was in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriters were involved in the above transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

On February 20, 2025, the maturity date of the promissory note dated January 17, 2024 issued by the Company in favor of KWO, LLC was extended by the parties to February 27, 2027.

The Company issued a $6,000,000 principal amount convertible promissory note on February 28, 2025, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in shares of Venu’s common stock at the conversion price. Principal is paid at maturity in cash, or at the Company’s option, in-kind through the issuance of shares of Company’s common stock at the conversion price. Conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The notes are secured by the Company’s interests in various of its real estate assets, interests, and projects.

On April 4, 2025, the Company issued two convertible promissory notes in the aggregate principal amount of $6,000,000. These convertible promissory notes mature three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in shares of Venu’s common stock at the conversion price. Principal is paid at maturity in cash, or at the Company’s option, in-kind through the issuance of shares of Company’s common stock at the conversion price. Conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The notes are secured by the Company’s interests in various of its real estate assets, interests, and projects.

On May 6, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants, in the aggregate, to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. Each convertible promissory note and warrant was in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
10.1*	Amendment to Promissory Note between KWO, LLC and Venu Holding Corporation

10.2	Form of Secured Convertible Promissory Note in favor of the lender (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the year ended December 31, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Venu Holding Corporation

Date: May 15, 2025	By:	/s/ JW Roth
JW Roth
Chief Executive Officer and Chairman

Date: May 15, 2025	By:	/s/ Heather Atkinson
Chief Financial Officer

