Form 10-Q
period 2025-06-30
Venu Holding Corp
filed 2025-08-14
CIK 1770501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number: 001-42422

Venu Holding Corporation

(Exact name of registrant as specified in its charter)

Colorado	82-0890721
(State of Incorporation)	(I.R.S. Employer Identification No.)

1755 Telstar Drive, Suite 501, Colorado Springs, Colorado	80920
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s common stock outstanding as of August 14, 2025 was 40,311,231.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in US Dollars)

	As of
	June 30,	December 31,
	2025	2024
ASSETS	Unaudited	Audited
Current assets
Cash and cash equivalents	$37,431,978	$37,969,454
Inventories	194,117	225,283
Prepaid expenses and other current assets	1,242,140	850,951
Total current assets	38,868,235	39,045,688
Other assets
Property and equipment, net	199,201,653	137,215,936
Intangible assets, net	177,917	211,276
Operating lease right-of-use assets, net	1,174,192	1,351,600
Investment in EIGHT Brewing	1,999,999	-
Investment in related parties	555,262	550,000
Security and other deposits	68,265	43,015
Total other assets	203,177,288	139,371,827
Total assets	$242,045,523	$178,417,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,501,312	$7,283,033
Accrued expenses	6,808,828	3,556,819
Accrued payroll and payroll taxes	156,709	262,387
Deferred revenue	1,888,889	1,528,159
Current portion of convertible debt	-	9,433,313
Current portion of operating lease liabilities	363,937	364,244
Current portion licensing liability	223,333	-
Current portion of long-term debt	337,938	2,101,501
Total current liabilities	14,280,946	24,529,456

Long-term portion of operating lease liabilities	842,775	1,020,604
Long-term licensing liability and other liabilities	8,483,056	7,950,000
Long-term convertible debt	2,990,175	-
Long-term debt, net of current portion	41,480,226	14,100,217
Total liabilities	$68,077,178	$47,600,277
Commitments and contingencies - See Note 14
Mezzanine Equity
Contingently Redeemable Convertible Cumulative Series B Preferred Stock, $0.001 par-675 authorized, 675 issued and outstanding at June 30, 2025	$10,125,000	$-
Stockholders’ Equity
Preferred stock, $0.001 par - 5,000,000 authorized, none issued or outstanding	-	-
Series A Preferred Stock, $0.001 par - 4,750,000 authorized, none issued outstanding at June 30, 2025	-	-
Common stock, $0.001 par - 144,000,000 authorized, 40,080,292 issued and outstanding at June 30, 2025 and 37,471,465 issued and outstanding at December 31, 2024	40,080	37,472
Class B common stock, $0.001 par - 1,000,000 authorized, 379,990 issued and outstanding at June 30, 2025 and December 31, 2024	379	379
Additional paid-in capital	168,490,516	144,546,368
Accumulated deficit	(76,842,171)	(47,361,208)
	$91,688,804	$97,223,011
Treasury Stock, at cost - 276,245 shares at June 30, 2025 and December 31, 2024	(1,500,076)	(1,500,076)
Total Venu Holding Corporation and subsidiaries equity	$90,188,728	$95,722,935
Non-controlling interest	73,654,617	35,094,303
Total stockholders’ equity	$163,843,345	$130,817,238
Total liabilities and stockholders’ equity	$242,045,523	$178,417,515

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

Unaudited

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Restaurant including food and beverage revenue, net	$2,545,178	$2,824,092	$4,590,094	$5,404,194
Event center ticket and fees revenue, net	1,274,312	1,335,761	2,254,751	2,660,656
Rental and sponsorship revenue, net	667,817	15,385	1,141,621	50,131
Total revenues, net	$4,487,307	$4,175,238	$7,986,466	$8,114,981
Operating costs
Food and beverage	613,546	643,857	1,111,386	1,248,412
Event center	929,498	700,188	1,653,562	1,291,470
Labor	1,118,884	1,138,564	2,117,831	2,205,962
Rent	409,959	421,678	774,336	642,564
General and administrative	8,463,946	325,473	15,204,257	8,574,962
Equity compensation	1,883,762	4,688,372	13,224,382	10,254,826
Depreciation and amortization	1,374,412	609,329	2,749,776	1,215,793
Total operating costs	$14,794,007	$8,527,461	$36,835,530	$25,433,989

Loss from operations	$(10,306,700)	$(4,352,223)	$(28,849,064)	$(17,319,008)

Other income (expense), net
Interest expense	(2,008,284)	(1,150,221)	(3,058,656)	(1,555,186)
Other expense	(45,725)	-	(45,725)	(2,500,000)
Interest income	24,291	200,779	151,777	226,510
Other income	32,824	32,500	65,324	62,500
Total other expense, net	(1,996,894)	(916,942)	(2,887,280)	(3,766,176)

Net loss	$(12,303,594)	$(5,269,165)	$(31,736,344)	$(21,085,184)

Net loss attributable to non-controlling interests	(886,361)	(748,066)	(2,255,381)	(965,147)

Preferred stock dividend	16,875	-	16,875	-

Net loss attributable to common stockholders	$(11,400,358)	$(4,521,099)	$(29,464,088)	$(20,120,037)

Weighted average number of shares of Class B common stock, outstanding, basic and diluted	379,990	383,737	379,990	1,069,348
Basic and diluted net loss per share of Class B common stock	$(0.30)	$(0.13)	$(0.77)	$(0.59)

Weighted average number of shares of Class C common stock, outstanding, basic and diluted	-	64,115	-	13,427,266
Basic and diluted net loss per share of Class C common stock	$-	$(0.13)	$-	$(0.59)

Weighted average number of shares of Class D common stock, outstanding, basic and diluted	-	34,901,392	-	19,733,631
Basic and diluted net loss per share of Class D common stock	$-	$(0.13)	$-	$(0.59)

Weighted average number of shares of Common stock, outstanding, basic and diluted	37,984,523	-	37,738,020	-
Basic and diluted net loss per share of Common stock	$(0.30)	$-	$(0.77)	$-

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in US Dollars)

Unaudited

	Class B Common Stock		Class C Common Stock		Class D Common Stock		Common Stock		Additional		Treasury Stock		Total Venu Holding	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Number of Shares	Amount	Corporation Equity	Controlling Interests	Total Equity
Balances at January 1, 2025	379,990	$379	-	$-	-	$-	37,471,465	$37,472	$144,546,368	$(47,361,208)	276,245	$(1,500,076)	$95,722,935	$35,094,303	$130,817,238
Equity issued for services	-	-	-	-	-	-	10,000	10	99,990	-	-	-	100,000	-	100,000
Equity based compensation	-	-	-	-	-	-	-	-	11,240,620	-	-	-	11,240,620	-	11,240,620
Warrants issued as debt discount with convertible debt transaction	-	-	-	-	-	-	-	-	526,329	-	-	-	526,329	-	526,329
Equity issued for interest for convertible promissory note renewal	-	-	-	-	-	-	21,876	22	218,738	-	-	-	218,760	-	218,760
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	(11,378,978)	-	-	-	(11,378,978)	27,346,228	15,967,250
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(105,426)	(105,426)
Net loss	-	-	-	-	-	-	-	-	-	(18,063,730)	-	-	(18,063,730)	(1,369,020)	(19,432,750)
Balances at March 31, 2025	379,990	$379	-	$-	-	$-	37,503,341	$37,504	$145,253,067	$(65,424,938)	276,245	$(1,500,076)	$78,365,936	$60,966,085	$139,332,021
Equity issued for services	-	-	-	-	-	-	20,000	20	177,880	-	-	-	177,900	-	177,900
Equity based compensation	-	-	-	-	-	-	-	-	1,783,762	-	-	-	1,783,762	-	1,783,762
Warrants issued as debt discount with convertible debt transaction	-	-	-	-	-	-	-	-	960,000	-	-	-	960,000	-	960,000
Conversion of convertible debt and interest to common stock	-	-	-	-	-	-	1,007,292	1,007	10,071,909	-	-	-	10,072,916	-	10,072,916
Conversion of convertible promissory note to common stock	-	-	-	-	-	-	1,500,000	1,500	14,998,500	-	-	-	15,000,000	-	15,000,000
Equity issued for interest for convertible promissory note	-	-	-	-	-	-	42,367	42	423,625	-	-	-	423,667	-	423,667
Equity issued for interest for convertible promissory note renewal	-	-	-	-	-	-	7,292	7	72,913	-	-	-	72,920	-	72,920
Contingently Redeemable Convertible Cumulative Series B Preferred Stock dividends accrued	-	-	-	-	-	-	-	-	(16,875)	-	-	-	(16,875)	-	(16,875)
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	(5,234,265)	-	-	-	(5,234,265)	13,721,252	8,486,987
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(146,359)	(146,359)
Net loss	-	-	-	-	-	-	-	-	-	(11,417,233)	-	-	(11,417,233)	(886,361)	(12,303,594)
Balances at June 30, 2025	379,990	$379	-	$-	-	$-	40,080,292	$40,080	$168,490,516	$(76,842,171)	276,245	$(1,500,076)	$90,188,728	$73,654,617	$163,843,345

Balances at December 31, 2023	1,959,445	$1,960	30,306,030	$30,306	$-	$-	-	$-	$47,743,085	$(17,021,453)	76,245	$(76)	$30,753,822	$31,225,863	$61,979,685
Issuance of shares	-	-	2,008,750	2,009	-	-	-	-	20,085,491	-	-	-	20,087,500	-	20,087,500
Exercise of warrants	40,349	40	-	-	-	-	-	-	-	-	-	-	40	-	40
Equity issued for services	-	-	700,000	700	-	-	-	-	6,999,300	-	-	-	7,000,000	-	7,000,000
Conversion of Common Stock Class B to Common Stock Class D	(1,619,804)	(1,620)	-	-	1,619,804	1,620	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class C to Common Stock Class D	-	-	(33,014,780)	(33,015)	33,014,780	33,015	-	-	-	-	-	-	-	-	-
Equity based compensation	-	-	-	-	-	-	-	-	2,566,254	-	-	-	2,566,254	-	2,566,254
Shareholder contribution associated with convertible debt transaction	-	-	-	-	-	-	-	-	2,500,000	-	-	-	2,500,000	-	2,500,000
Warrants issued as debt discount	-	-	-	-	-	-	-	-	3,000,140	-	-	-	3,000,140	-	3,000,140
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	8,013,613	-	-	-	8,013,613	2,361,387	10,375,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(124,050)	(124,050)
Net loss	-	-	-	-	-	-	-	-	-	(15,598,938)	-	-	(15,598,938)	(217,081)	(15,816,019)
Balances at March 31, 2024	379,990	$380	-	$-	34,634,584	$34,635	-	$-	$90,907,883	$(32,620,391)	76,245	$(76)	$58,322,431	$33,246,119	$91,568,550
Issuance of shares	-	-	526,250	526	-	-	-	-	5,163,315	-	-	-	5,163,841	-	5,163,841
Exercise of warrants	12,498	12	-	-	-	-	-	-	-	-	-	-	12	-	12
Conversion of Common Stock Class B to Common Stock Class D	(8,832)	(9)	-	-	8,832	9	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class C to Common Stock Class D	-	-	(526,250)	(526)	526,250	526	-	-	-	-	-	-	-	-	-
Equity issued for fixed asset acquisition	-	-	-	-	276,100	276	-	-	2,760,724	-	-	-	2,761,000	-	2,761,000
Equity based compensation	-	-	-	-	-	-	-	-	689,252	-	-	-	689,252	-	689,252
Equity issued for interest and fees for convertible debt transaction	-	-	-	-	32,940	33	-	-	329,367	-	-	-	329,400	-	329,400
Non-controlling interest issuance of shares	-	-	-	-	-	-	-	-	10,226,521	-	-	-	10,226,521	2,293,479	12,520,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(147,082)	(147,082)
Net loss	-	-	-	-	-	-	-	-	-	(4,521,099)	-	-	(4,521,099)	(748,066)	(5,269,165)
Balances at June 30, 2024	383,656	$383	-	$-	35,478,706	$35,479	-	$-	$110,077,062	$(37,141,490)	76,245	$(76)	$72,971,358	$34,644,450	$107,615,808

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in US Dollars)

	For the six months ended June 30,
	2025	2024
Net loss	$(31,736,344)	$(21,085,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity issued for interest on debt	291,680	229,400
Equity based compensation	13,024,382	3,255,506
Equity issued for services	277,900	7,000,000
Project abandonment loss	-	668,402
Amortization of debt discount	2,332,923	1,134,815
Non cash lease expense	184,741	268,635
Depreciation and amortization	2,749,776	1,215,793
Noncash financing expense	-	2,500,000
Non cash interest	496,583	-
Changes in operating assets and liabilities:
Inventories	31,166	(25,922)
Prepaid expenses and other current assets	(391,189)	(28,097)
Security deposit	(25,250)	325,026
Accounts payable	(2,781,721)	7,829,502
Accrued expenses	3,235,134	(142,528)
Accrued payroll and payroll taxes	(105,678)	(98,149)
Deferred revenue	360,730	506,378
Operating lease liabilities	(185,469)	(235,819)
Licensing liabilities	756,389	2,800,000
Net cash used in operating activities	(11,484,247)	6,117,758
Cash flows from investing activities
Purchase of property and equipment	(37,211,382)	(31,259,314)
Investment in EIGHT Brewing	(1,999,999)	-
Investment in related party	(5,262)	-
Cash acquired in acquisition of 13141 BP	-	74,085
Net cash used in investing activities	(39,216,643)	(31,185,229)
Cash flows from financing activities
Proceeds from sale of non-controlling interest equity	24,454,237	22,895,000
Proceeds from issuance of Contingently Redeemable Convertible Cumulative Series B Preferred Stock	10,125,000	-
Distributions to non-controlling shareholders	(251,785)	(271,132)
Principal payments on long-term debt	(164,038)	(153,001)
Proceeds from issuance of shares	-	25,251,341
Proceeds from exercise of warrants	-	52
Payment for personal guarantee on convertible debt	-	(100,000)
Payment of promissory note	(2,000,000)	-
Receipt of convertible promissory note	18,000,000	-
Net cash provided by financing activities	50,163,414	47,622,260
Net (decrease) increase in cash and cash equivalents	(537,476)	22,554,789
Cash and cash equivalents, beginning	37,969,454	20,201,104
Cash and cash equivalents, ending	$37,431,978	$42,755,893
Cash paid for interest	$230,467	$189,992
Supplemental disclosure of non-cash operating, investing and financing activities:
Property acquired via convertible debt	$-	$10,000,000
Property acquired via promissory note	$25,000,000	$-
Conversion of convertible debt and interest to common equity	$25,000,000	$-
Debt discounts - warrants	$1,486,329	$3,000,140
Accrued preferred stock dividends	$16,875	$-

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

The Company’s subsidiaries and its interests in each are presented below as of June 30, 2025:

Name of Entity	Place of Incorporation	Interest
Venu Holding Corporation (f/k/a Notes Live, Inc.) (Parent)	Colorado	100%
Bourbon Brothers Holding Company, LLC (“BBH”)	Colorado	100%
Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBST”)	Colorado	100%
Bourbon Brothers Presents, LLC d/b/a Phil Long Event Center (“BBP”)	Colorado	89%
Bourbon Brothers Smokehouse and Tavern GA, LLC (“BBSTGA”)	Georgia	100%
Bourbon Brothers Presents GA, LLC (“BBPGA”)	Georgia	100%
Notes Holding Company, LLC (“NH”)	Colorado	100%
13141 Notes, LLC d/b/a Notes (“Notes”)	Colorado	100%
Sunset Amphitheater, LLC (“Sunset”) *	Colorado	10%
Hospitality Income & Asset, LLC (“HIA”) *	Colorado	99%
Sunset on the Stones River, LLC (“Stones”)	Colorado	100%
Bourbon Brothers Licensing, LLC (“BBL”)	Colorado	100%
GA HIA, LLC (“GAHIA”) *	Colorado	16%
Notes Live Real Estate, LLC (“NotesRE”)	Colorado	100%
Roth’s Sea & Steak, LLC (“Roth Sea”)	Colorado	100%
Sunset Operations, LLC (“SunsetOps”)	Colorado	100%
Sunset Hospitality Collection, LLC (“SHC”) *	Colorado	44%
Notes Hospitality Collection, LLC (“NHC”)	Colorado	100%
Sunset at Broken Arrow, LLC (“BA”) *	Colorado	63%
Sunset at Mustang Creek, LLC (“MC”) *	Colorado	89%
Sunset at McKinney, LLC (“MK”) *	Colorado	50%
Sunset Operations at McKinney, LLC (“McKinneyOps”)	Colorado	100%
Sunset at El Paso, LLC (“EP”) *	Colorado	100%
Sunset Operations at El Paso, LLC (“EPOps”)	Colorado	100%
Polaris Pointe Parking, LLC (“PPP”)	Colorado	100%
Venu Income, LLC (“Income”)	Colorado	99%
Venu VIP Rides, LLC (“Rides”) *	Colorado	50%
Notes CS I DST, LLC (“Trust”) *	Delaware	95%
Notes CS I Holdings, LLC (“Holdings LLC”)*	Colorado	100%
Notes CS I ST, LLC (“Signatory”)*	Colorado	100%
Venu Luxesuites, LLC (“Luxe”)	Colorado	100%

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

Bourbon Brothers Presents, LLC d/b/a Phil Long Music Hall (“BBP”) specializes in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements. Additionally, BBP utilizes the event venue (“event venue”) to host corporate events and weddings, among other utilizations of the facility. BBP is the sole owner and operator of the Phil Long Music Hall event venue facility. The Phil Long Music Hall event venue building is leased from HIA, a related party (refer to Note 4 – Leases footnote for further details). The Company owns 89% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

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

13141 Notes, LLC (“Notes”) is the restaurant operating entity, managing the Notes Eatery (formally known as Buttermilk Eatery, LLC which changed its name on August 8, 2022), located in Colorado Springs, Colorado, which opened in June 2020 and subsequently closed as of July 18, 2025.

13141 BP, LLC (“13141 BP”) was acquired by the Company on June 26, 2024. The Company purchased 100% of the membership units from 13141 BP’s members. 13141 BP owned the land and buildings from which Notes used under an existing lease arrangement. The transaction was treated as an asset acquisition and accounted for under ASC 805, Business Combinations. Under this methodology the purchase price is allocated to the acquired asset based on their proportionate fair values. The Company purchased these units of 13141 BP for a total purchase price of $2,761,000 using equity. Under the terms of the purchase agreement, the Company issued 276,100 shares of common stock. The Company owns 100% of this subsidiary and 100% of its voting control and consolidates it into its financials. 13141 BP sold the land and building to a 3rd party on July 18, 2025, at which time the Company determined the disposed component does not meet discontinued-operations criteria, its financial impacts are reported within the normal results of continuing operations (and not segregated below income from continuing ops).

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

Sunset on the Stones River, LLC (“Stones”) was planned to be a fully integrated entertainment complex in Murfreesboro, Tennessee (the “City”). The Company does not plan to move forward with this location and its agreement with the City was terminated on August 26, 2024. The Company expensed the development costs of $305,497 in operating expenses during the six months ended June 30, 2024.

GA HIA, LLC (“GAHIA”) is the Colorado-based entity that holds the Company’s Georgia based operations. The Company owns 16% of this variable interest entity and 100% of its voting control and consolidates it into its financials.

Notes Live Real Estate, LLC (“NotesRE”) holds title to certain Company real estate assets.

Roth’s Sea & Steak, LLC (f/k/a (Roth’s Seafood and Chophouse, LLC) (“Roth Sea”) is a restaurant adjacent to Ford Amphitheater. This location is slated to open when construction is completed which is anticipated in fall 2025.

Sunset Operations, LLC (“Sunset Ops”) is the operating entity that manages the operations of Ford Amphitheater which opened August 9, 2024.

Notes Hospitality Collection, LLC (“NHC”) is the operating entity that manages the venue rentals and 1,200 additional seating which can be utilized to view the concerts and shows at Ford Amphitheater and is slated to open when construction is completed which is anticipated in late fall 2025.

Sunset Hospitality Collection, LLC (“SHC”) is the entity that owns the venue that includes Roth’s Sea and NHC which are currently under construction. The Company owns 44% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at Broken Arrow, LLC (“Sunset BA”) is a hospitality-focused music venue located in Broken Arrow, OK and has not yet begun construction. The Company owns 63% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Polaris Pointe Parking, LLC (“PPP”) owns the land for parking at Sunset Ops.

Venu VIP Rides, LLC (“Rides”) is an entity that provides transportation services to Venu’s employees and shareholders. The Company owns 50% of the subsidiary and 100% of its voting control and consolidates it into its financials.

Venu LuxeSuites, LLC (“Luxe”) is an entity that provides real estate investment opportunities for triple-net (or “NNN”) investors into the Company’s Luxe FireSuites at certain of its planned amphitheater projects under the general structure of a triple net lease. The Company owns 100% of this subsidiary and 100% of its voting control and consolidates it into its financials.

Notes CS I, DST (“DST”) is an entity that owns the land that Sunset Amphitheater, LLC has its improvements on for the Ford Amphitheater. On August 22, 2024 NLRE conveyed the 9.41 acres of real property upon which the Ford Amphitheater is located to Notes CS I Holdings, LLC, a wholly owned subsidiary of Venu (“Holdings LLC”), and Holdings LLC conveyed that property to Notes CS I, DST, a Delaware Statutory Trust (the “Trust”) in exchange for a 100% of the beneficial interests in the Trust. The signatory trustee for the Trust is Notes CS I ST, LLC (the “Signatory”), a wholly owned subsidiary of Venu. Beneficial owners have no voting rights with respect to the affairs of the Trust and do not have legal title to any portion of the property held by the Trust. Instead, the Signatory trustee has the sole power and authority to manage the activities and affairs of the Trust, including the power and authority to sell the property and the Trust holds legal title to the property. Under the documents governing the Trust, beneficial interest holders are entitled to distributions on a pro rata basis of the base rent payments made to the Trust from the ground tenant. On August 22, 2024, Holdings, LLC sold a beneficial interest in the Trust to a third party for $130,282 but in no event is it expected that Holdings LLC would cease to hold a beneficial interest in the Trust.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had an accumulated deficit of $76,842,171 and $47,361,208 as of June 30, 2025 and December 31, 2024, respectively and incurred net losses of $31,736,344 and $21,085,184 for the six months ended June 30, 2025 and 2024 respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s plan, as described below, such substantial doubt has been alleviated. The Company believes that cash on hand, expected improved profitability over the next twelve months from the operating entities in Colorado Springs, Colorado and Gainesville, Georgia, along with full season of operations of Ford Amphitheater in 2025 will allow the Company to continue its business operations. The opening of Roth’s Sea & Steak (anticipated in late 2025), together with potential additional capital raising and debt financing in 2025 and 2026, will allow the Company to continue its business operations. However, there is no guarantee that the Company will be able to execute on these plans as laid out above.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all highly liquid investments with an original maturity of three months or less. Our cash and cash equivalents include bank accounts as well as interest-bearing accounts consisting primarily of bank deposits and money market accounts managed by third-party financial institutions. As of June 30, 2025, the Company had $2,331,286 of cash equivalents in the form of money market accounts that earned interest income of $24,293 and $127,486 for the three and six months ended June 30, 2025. As of December 31, 2024, the Company had $15,241,184 of cash equivalents in the form of money market accounts. No interest income was earned during the three and six months ended June 30, 2024. Cash balances and cash equivalents may exceed federally insured limits.

Inventories

Inventories, consisting principally of food, beverages and supplies, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. The Company reviews inventory on a weekly basis and determines if slow-moving or obsolete inventory exists. No allowance is deemed necessary as of June 30, 2025 and December 31, 2024.

Investments in related parties

The Company currently accounts for certain investments using a practical expedient to measure these investments that do not have a readily determinable fair value in accordance with Accounting Standards Codification (“ASC”) 321,

Investments - Equity Securities; ASC 325, Investments – Other; ASC 810, Consolidation; and ASC 820, Fair Value Measurement. The investments are initially recognized at cost. Any income or loss from these investments are recognized on the condensed consolidated statements of operations, net of operating expenses. The carrying value of the Company’s investments are assessed for indicators or impairment at each balance sheet date. Under this method of accounting, the investment is derecognized once the Company’s interest in the investment is sold or impaired. Upon sale, any proportionate gain or loss is recognized in the condensed consolidated statement of operations as other income. See Note 7 – Investments in Related Parties and Note 8 – Related Party Transactions for further discussion.

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

Impairment Assessment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An evaluation for impairment is performed at the lowest level of identifiable cash flows. An impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. No impairment loss was recognized during the periods ending June 30, 2025 and June 30, 2024.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. This ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied. The Company recognizes revenue from restaurant sales when food and beverage products are transferred to the customer. Revenue from a venue rental, concert or show is recognized when the event, concert or show occurs. Amounts collected in advance of the event are recorded as deferred revenue until the event occurs. Amounts collected from sponsorship agreements, which are not related to a single event, are classified as deferred revenue and recognized over the term of the agreements as the benefits are provided to the sponsors. As of June 30, 2025 and December 31, 2024, deferred revenue totaled $1,888,889 and $1,528,159, respectively. As of June 30, 2024 and December 31, 2023, deferred revenue totaled $1,270,459 and $764,081, respectively. During the six months ended June 30, 2025, the Company recognized $1,405,418 in revenue from its deferred revenue balance as of December 31, 2024. During the six months ended June 30, 2024, the Company recognized $671,632 in revenue from its deferred revenue balance as of December 31, 2023. There are no refunds or allowance for refunds in accordance with the Company’s reservation policies, which do not allow for, except in limited circumstances. The Company accounts for the licensing of its hospitality fire pit suites of Notes Hospitality Collection and its owners club memberships for Sunset at Broken Arrow and Sunset at McKinney as a long-term licensing liability. The deposits range from $50,000 to $100,000 and fully prepaid licenses of $100,000 to $200,000 are recognized in this account. The amortization of these liabilities started to be recognized in June 2025 when NHC in Colorado Springs opened its suites fully in June 2025 with one month of recognition totaling $18,611 in rental income. The Company contracted with a subsidiary of the Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within the Company’s Amphitheater Operations, its pre-sells naming rights to its amphitheater by partnering with industry-leading brands under naming-rights agreements. The Company generates net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at the Company’s venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event the Company promotes and hosts, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within the Company’s net amphitheater revenue recognition from AEG. As of June 30, 2025 and December 31, 2024, the Company had a net receivable of $78,531 and $193,766, respectively, with no allowance for credit losses as the Company has started to collect a portion of the balance subsequent to the period-end.

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

Long-term Licensing Liability

The Company accounts for the licensing of its hospitality fire pit suites of Notes Hospitality Collection and its owners club memberships for Sunset at Broken Arrow and Sunset at McKinney as a long-term licensing liability. The deposits range from $50,000 to $100,000 and fully prepaid licenses of $100,000 to $200,000 are recognized in this account. The amortization of these liabilities started to be recognized in June 2025 when NHC in Colorado Springs opened its suites fully in June 2025 and with Sunset at Broken Arrow in Q2 2026 and Sunset at McKinney in Q3 2026.

Advertising Expenses

Advertising costs are expensed as incurred and included in operating expenses in the accompanying condensed consolidated statements of operations. Total advertising expenses were approximately $1,526,311 and $3,020,767 for the three and six month periods ended June 30, 2025 and $694,133 and $1,407,258 for the three and six month periods ended June 30, 2024, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization of debt issuance costs of $1,248,449 and $1,890,061 for the three and six month periods ended June 30, 2025 and $856,586 and $1,134,815 for the three and six month periods ended June 30, 2024, are included in interest expense in the accompanying condensed consolidated statements of operations.

Equity Based Compensation

The Company recognizes equity-based compensation expense based on the fair value of the warrants or shares at the time of the grant or issuance. Share-based compensation includes warrants and stock options issued to the Company’s employees. These may vest immediately or vest evenly up to five years. The exercise price of a warrant is the fair value of the Company’s equity on the date of issuance.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Issuance Costs

Equity issuance costs represent amounts paid for legal, consulting, and other offering expenses in conjunction with the future raising of additional capital to be performed within one year. These costs are netted against additional paid-in capital as a cost of the stock issuance upon closing of the respective stock placement.

Preferred Stock

The Company accounts for its preferred stock in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. Conditionally redeemable preferred stock is classified as mezzanine equity within the Company’s consolidated balance sheet.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of June 30, 2025:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Total
ASSETS
Cash	51,090	452,640	246,310	35,934	7,652	2,464,340	496,405	10,176,787	370,265	1,617,616	353	1,726,071	17,645,463
Property and equipment, net	105,208	10,451,208	9,787,407	47,670,093	-	29,564,015	36,094,428	40,486,449	331,784	-	-	-	174,490,592
Other assets	1,146,942	278,101	665,223	10,000	-	-	988,383	12,827,774	3,721	1,040	6,822	350,000	16,278,006
Total assets	1,303,240	11,181,949	10,698,940	47,716,027	7,652	32,028,355	37,579,216	63,491,010	705,770	1,618,656	7,175	2,076,071	208,414,061
LIABILITIES
Accounts payable	48,765	18,930	27,834	104,611	-	19,850,242	1,430,877	359,322	441,439	35,000	5,239	3,750	22,326,009
Accrued expenses and other	340,083	197,453	240,464	-	-	1,151,566	2,842,648	1,966,328	-	-	-	1,122	6,739,664
Other long-term liabilities	995,290	4,114,251	3,156,784	-	-	675,000	2,658,215	26,412,998	-	-	-	-	38,012,538
Total Liabilities	1,384,138	4,330,634	3,425,082	104,611	-	21,676,808	6,931,740	28,738,648	441,439	35,000	5,239	4,872	67,078,211
Stockholders’ Equity & NCI	(80,898)	6,851,315	7,273,858	47,611,416	7,652	10,351,547	30,647,476	34,752,362	264,331	1,583,656	1,936	2,071,199	141,335,850
Total liabilities and equity	1,303,240	11,181,949	10,698,940	47,716,027	7,652	32,028,355	37,579,216	63,491,010	705,770	1,618,656	7,175	2,076,071	208,414,061

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Total
ASSETS
Cash	260,107	212,512	100,475	31,663	1,414,974	767,752	5,723,088	11,808,891	101,469	-	2,342	205,922	20,629,195
Property and equipment, net	40,583	10,631,874	10,277,794	47,620,003	36,724	22,745,062	12,172,841	1,980,140	202,483	-	-	-	105,707,504
Other assets	1,191,762	186,356	723,801	98,108	-	-	349,945	10,086,179	-	-	11,187	11,000	12,658,338
Total assets	1,492,452	11,030,742	11,102,070	47,749,774	1,451,698	23,512,814	18,245,874	23,875,210	303,952	-	13,529	216,922	138,995,037
LIABILITIES
Accounts payable	59,419	413	34,516	95,655	-	13,507,259	2,669,239	430,518	76,039	-	14,829	139,779	17,027,666
Accrued expenses and other	365,638	14,452	191,565	167,047	-	2,535,164	92,112	124,322	-	-	-	-	3,490,300
Other long-term liabilities	1,054,770	4,190,509	3,305,253	11,963,333	-	550,000	-	879,424	-	-	-	-	21,943,289
Total Liabilities	1,479,827	4,205,374	3,531,334	12,226,035	-	16,592,423	2,761,351	1,434,264	76,039	-	14,829	139,779	42,461,255
Stockholders’ Equity & NCI	12,625	6,825,368	7,570,736	35,523,739	1,451,698	6,920,391	15,484,523	22,440,946	227,913	-	(1,300)	77,143	96,533,782
Total liabilities and equity	1,492,452	11,030,742	11,102,070	47,749,774	1,451,698	23,512,814	18,245,874	23,875,210	303,952	-	13,529	216,922	138,995,037

A summary of the Company’s non-controlling interests for the periods ended June 30, 2025 and June 30, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP	Venu Inc	Notes CS 1	El Paso	Total
Balance at December 31, 2024	(91,207)	6,631,807	585,324	20,093,064	(65,428)	110,810	3,137,215	4,595,687	(3,595)	-	100,625	-	35,094,303
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/25	(6,373)	77,831	(3,023)	(741,280)	177	(88,367)	(145,314)	(458,850)	(2,629)	(700)	(492)	-	(1,369,020)
Non-controlling interest issuance of shares	-	-	-	-	-	2,596,672	13,770,625	10,953,701	-	15,968	9,261	-	27,346,228
Distributions to non-controlling shareholders	-	(98,064)	(909)	-	-	-	-	-	-	-	(6,453)	-	(105,426)
Balance at March 31, 2025	(97,580)	6,611,574	581,392	19,351,784	(65,251)	(8,892)	16,762,526	15,090,538	(6,224)	15,268	102,941	-	60,966,085
Net income (loss) attributable to non-controlling interest 4/1-6/30/25	(10,417)	79,989	(2,494)	(693,602)	-	367,084	(270,898)	(338,617)	(1,204)	(3,365)	(4,954)	(7,881)	(886,359)
Non-controlling interest issuance of shares	-	-	-	-	-	468,182	296,999	12,724,912	-	64,078	162,958	4,122	13,721,252
Distributions to non-controlling shareholders	-	(109,714)	(909)	-	-	-	-	-	-	(9,367)	(26,369)	-	(146,359)
Balance at June 30, 2025	(10,417)	(29,725)	(3,403)	(693,602)	-	835,266	26,101	12,386,295	(1,204)	51,346	131,635	(3,759)	12,688,534

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Total
Balance at December 31, 2023	(118,444)	6,733,243	601,110	21,620,755	288,653	47,106	2,053,440	-	31,225,863
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/24	15,652	82,506	(3,000)	(245,133)	(28,043)	(14,036)	(24,839)	(188)	(217,081)
Non-controlling interest issuance of shares	-	-	-	-	33,078	235,993	1,993,498	98,818	2,361,387
Distributions to non-controlling shareholders	-	(123,141)	(909)	-	-	-	-	-	(124,050)
Balance at March 31, 2024	(102,792)	6,692,608	597,201	21,375,622	293,688	269,063	4,022,099	98,630	33,246,119
Net income (loss) attributable to Non-Controlling Interest 4/1-6/30/24	11,469	94,097	(3,107)	(364,690)	(38,086)	(97,866)	(325,036)	(24,847)	(748,066)
Non-controlling interest issuance of shares	-	-	-	338,742	(130,839)	77,419	752,789	1,255,368	2,293,479
Distributions to non-controlling shareholders	-	(146,173)	(909)	-	-	-	-	-	(147,082)
Balance at June 30, 2024	(91,323)	6,640,532	593,185	21,349,674	124,763	248,616	4,449,852	1,329,151	34,644,450

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net, were as follows:

	As of	As of
	June 30,	December 31,
	2025	2024
Leasehold Improvements	$406,633	$399,319
Furniture and equipment	10,737,617	10,057,967
Land and buildings	133,919,619	93,377,840
Construction in progress	63,988,205	40,518,315
	$209,052,074	$144,353,441
Accumulated depreciation and amortization	(9,850,421)	(7,137,505)
	$199,201,653	$137,215,936

Depreciation and amortization expenses relating to property and equipment for the three and six months ended June 30, 2025 were $1,357,281 and $2,715,965. Depreciation and amortization expenses for the three and six months ended for June 30, 2024 were $390,776 and $1,215,793, respectively.

NOTE 4 - INTANGIBLES

Intangible assets subject to amortization consist of the following:

	Useful	June 30,	December 31,
	Life	2025	2024
Naming rights	6 years	$400,314	$400,314
Accumulated amortization		(222,398)	(189,038)
Intangible assets, net		$177,916	$211,276

The intangible naming rights asset was put into use in 2023. Amortization expense relating to the intangible assets for the three and six months ended June 30, 2025 were $16,680 and $33,360. Amortization expense relating to the three and six months ended June 30, 2024 were $16,680 and $33,360 respectively. The estimated amortization expense for the twelve months ended June 30, 2025 and thereafter is as follows:

2026	$66,719
2027	66,719
2028	44,478
$177,916

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

Notes in Colorado Springs leased its property from 13141 BP, LLC (“13141 BP”), a related party (refer to Note 7– Related Party Transactions footnote for further details) through June 26, 2022, when the Company acquired the membership interests of 13141 BP. The lease was structured as a triple net (“NNN”) lease, which this type of lease includes costs of maintenance, repairs, operations, taxes and insurance, with annual rents of $90,000 through July 1, 2024 and throughout 2023. The lease was amended as of July 1, 2024, to include costs of maintenance, repairs, operations, taxes and insurance. As of the acquisition date, the lease is eliminated in consolidations. As of July 18, 2025, 13141 BP sold the land and building to a 3rd party and Notes Eatery ceased its operations.

The Company leases its office space from an unrelated party. The lease is until November 30, 2029 and escalates in base rent by 1.3% each year. Additionally, the Company leases an executive apartment from an unrelated party. The lease was until April 13, 2025, at which time it was extended until April 13, 2026.

Total rent expense related to leased assets including short-term leases and variable costs for the three and six months ended June 30, 2025 were $468,252 and $881,472. Total rent expense related to leased assets including short-term leases and variable costs for the three and six months June 30, 2024 were $306,050 and $642,564, respectively. Total cash paid for rent expense to leased assets was $114,275 and $234,873 for the three and six months ended June 30, 2025, and $181,159 and $268,635 for the three and six months ended June 30, 2024.

The following table shows balance sheet information related to the operating leases:

		As of
		June 30,	December 31,
Balance Sheet Information	Classification	2025	2024
Assets
Operating lease right-of-use assets, net	Operating Leases	$1,174,192	$1,351,600
Liabilities
Current portion of operating lease liabilities	Operating Leases	$363,937	$364,244
Long-term portion of operating lease liabilities	Operating Leases	$842,775	$1,020,604
Total lease liabilities		$1,206,712	$1,384,848

The future minimum lease payments of existing operating lease liabilities are as follows:

For the twelve months
ended June 30,
2026	$420,532
2027	331,900
2028	241,575
2029	244,611
2030	102,448
Total lease payments	$1,341,066
Less: imputed interest	(134,354)
Present value of lease liabilities	$1,206,712
Less: current portion	(363,937)
Long-term portion	$842,775

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.79	4.16
Weighted-average discount rate	5.68%	5.66%

NOTE 6 – INVESTMENTS

The Company has a minority interest in an outside entity. On January 13, 2025, the Company purchased shares of Series A Preferred Stock of FL 101, Inc. (dba EIGHT Brewing) in consideration for a cash investment of $1,999,999. EIGHT Brewing, which is a food and beverage Company that creates curated lifestyle brands, including the EIGHT beer brand. Pursuant to the SPA, the Company was issued 1,487,099 shares of FL101’s preferred stock, par value $0.00001 per share (the “Preferred Stock”), designated as “Series A Preferred Stock”. The Preferred Stock has the powers, preferences, and special rights set forth in the Restated Certificate of Incorporation of FL101, including a liquidation preference, protective provisions, anti-dilution protections, and conversion rights in favor of the holders of the Preferred Stock. The Company is a minority investor in this entity. This investment is carried at fair value unless a reliable fair value cannot be determined and is reviewed at each balance sheet date for impairment. There was no impairment recorded during the period month ended June 30, 2025.

NOTE 7 – INVESTMENTS IN RELATED PARTIES

The Company has non-controlling interest investments in related parties. Accordingly, the Company utilizes the guidance stated in ASC 323, Investments – Equity Method and Joint Ventures to account for applicable transactions. These investments lack readily determinable fair values. Consequently, these investments are accounted for under the practical expedient at cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments. An adjustment to the recognized value of the investment is not made if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. Any income or loss from these investments is recognized in the condensed consolidated statements of operations, net of operating expenses. These investments are reviewed at each balance sheet date for impairment. The activity related to these investments for the periods ended June 30, 2025 and December 31, 2024 follows:

	Roth Industries LLC	Innovate CPG, Inc.	Total
Balance at December 31, 2023	$550,000	$-	$550,000
	-	-	-
Balance at December 31, 2024	$550,000	$-	$550,000
Additions	-	5,262	$5,262
Balance at June 30, 2025	$550,000	$5,262	$555,262

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company owns 550,000 preferred units or 2.0% of Roth Industries, LLC (“Roth Industries”). The Company’s Chairman and CEO is also the founder and Chairman of Roth Industries and is a significant stockholder of the Company. Certain of the Company’s officers and directors are also minority equity owners of Roth Industries. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method. In addition, the Company recognized licensing fees from Roth Industries, totaling $35,000 and $35,000 for the three months ended June 30, 2025 and 2024 and $70,000 and $70,000 during the six months ended June 30, 2025 and 2024, respectively, for Roth’s licensing use of the Bourbon Brothers brand in grocery products since the Company holds the exclusive license to use the brand. The Company had $172,500 and $107,500 in receivables from Roth Industries as of June 30, 2025 and December 31, 2024, respectively. The amounts received were recorded in other income in the condensed consolidated statements of operations and the amounts receivable included in other receivables as prepaid expenses and other current assets in the condensed consolidated balance sheet.

The Company invested in Innovate CPG, Inc. for a total 526,166 shares (and paid a total purchase price of $5,261.66) in May 2025. As a shareholder of Roth Industries, the Company had a right to invest in this newly formed corporation whose primary focus will be to acquire certain rights and brands from Roth Industries and expand and grow those brands separate from Roth Industries with the intent to facilitate the more efficient and accelerated expansion and development of the assets of that brand.

The Company on June 26, 2024, purchased 100% of the membership units from 13141 BP’s members and owns the land and buildings for which Notes currently use from an existing lease arrangement (until it ceased operations in July 2025). The transaction is treated as an asset acquisition and accounted for under ASC 805, Business Combinations. Under this methodology the purchase price is allocated to the acquired asset based on their proportionate fair values. The Company purchased these units of 13141 BP for a total purchase price of $2,761,000 using equity. The members of 13141 BP were also shareholders of the Company prior to the purchase. Under the terms of the purchase agreement, the Company issued 276,100 shares of Class D common stock. The Company owns 100% of this subsidiary and 100% of its voting control and consolidates it into its financials.

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

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

13141 BP sold the land and building to a 3rd party on July 18, 2025, at which time the Company determined the disposed component does not meet discontinued-operations criteria, its financial impacts are reported within the normal results of continuing operations (and not segregated below income from continuing ops). The Company’s restaurant operating entity at this location, Notes Eatery, closed as of July 18, 2025.

NOTE 9 – DEBT

Convertible Promissory Note

On January 17, 2024, the Company entered into a convertible promissory note (“Note”) with KWO, LLC (“KWO”), to accrue interest at 8.75% per annum, for draws to occur between March 2024 to May 2024 to be used towards Sunset Colorado construction. Interest was paid monthly and the maturity date was initially one year from the date of the first draw. The first draw commenced March 1, 2024 with the maturity date of February 28, 2025. At any time during the period commencing June 1, 2024 and continuing until the date on which the Note is paid in full, KWO may convert the outstanding Note into Company common stock of equivalent value, and the Company shares are deemed to have a fixed value of $10 per share. On June 3, 2025, Note delivered a notice of its election to convert all amounts owed to KWO under the Note into shares of common stock. A total of 1,007,292 shares of Company common stock were delivered to KWO in full satisfaction of amounts owed to KWO under the Note. KWO released its security interest in the Company real property assets that served as collateral for the loan.

Economic Injury Disaster Loan

On May 4, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to the loan agreement, the principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Monthly payments of interest only in the amount of $2,437 were to originally commence on May 4, 2021; however, this repayment commencement date was extended by the SBA for 24 months. The EIDL Loan matures 30 years from the date of the note agreement, at which time all remaining unpaid principal and interest are due. JW Roth, CEO and Chairman, personally guarantees this loan agreement. As of June 30, 2025 and December 31, 2024, the principal balance of $500,000 remains outstanding.

Long-term bank debt

On April 1, 2022, when the Company purchased the majority of equity interests of HIA. In this transaction, the Company became a guarantor of HIA’s mortgage on the properties used in BBST and BBP operations. The mortgage accrues interest at 5.5% and matures on July 10, 2031. The balance as of June 30, 2025 and December 31, 2024 was $3,153,198 and $3,239,543. This mortgage is collateralized by the BBSTCO and BBP land and buildings. This mortgage is personally guaranteed by JW Roth.

On December 21, 2022, the Company closed on a deed of land with the City of Murfreesboro, Tennessee, for the Company to develop a Bourbon Brothers Smokehouse and Tavern, Boot Barn Hall and an amphitheater on 20.13 acres parcel for $3,267,000. On August 26, 2024 the Company and the City of Murfreesboro, TN agreed to discontinue the development project previously planned for 20.13 acres as originally conceived. The City sold the undeveloped property to Venu subject to reconveyance and other termination provisions if the project was discontinued. The City and Venu proceeded with reconveyance of the property and the City terminated the promissory note of $3,267,000. The outstanding balance at June 30, 2025 and December 31, 2024 was $0 and $0, respectively.

On May 26, 2022, GAHIA took on a mortgage for the properties used in the BBSTGA and BBPGA operations, with the Company as a guarantor to the mortgage. GAHIA began to draw on this mortgage in early 2023 with the final mortgage amount in place in June 2023. The mortgage accrues interest at 3.95% and matures on May 26, 2043. The balance at June 30, 2025 and December 31, 2024 was $4,114,251 and $4,243,364. This mortgage is collateralized by the BBSTGA and BBPGA land and buildings. This mortgage is personally guaranteed by JW Roth.

On January 14, 2025, the Company closed on its purchase of an approximately 46-acre tract of land where it will develop The Sunset Amphitheater in McKinney, Texas (“The Sunset McKinney”), pursuant to the Chapter 380, Grant, and Development Agreement (the “McKinney Agreement”) that the Company previously entered into with the City of McKinney, Texas (“McKinney”), the McKinney Economic Development Corporation (“MEDC”), and the McKinney Community Development Corporation on April 16, 2024, which was amended on October 15, 2024 and December 3, 2024. MEDC agreed to sell the McKinney Tract to the Company for an aggregate purchase price of $35,000,000 (the “McKinney Purchase Price”), which was paid on the Closing Date in the form of $10,000,000 in cash and $25,000,000 represented by a secured promissory note to MEDC (the “McKinney Note”), which bears no interest, is subject to prepayment without penalty, is secured by a Deed of Trust conveying a first-priority lien on the McKinney Tract (the “McKinney Deed of Trust”), and is personally guaranteed by the Company’s Chairman and a third-party shareholder of the Company (the “McKinney Guaranty”). If the Company receives a temporary certificate of occupancy or a certificate of occupancy by certain deadlines set forth in the McKinney Agreement, then MCDC will reimburse the Company for the McKinney Purchase Price, and the Company and the guarantors will be released from their respective obligations under the McKinney Note, the McKinney Deed of Trust, and the McKinney Guaranty. As consideration of the personal guarantee fee, the Company granted five-year stock options, which vested immediately upon the purchase of the land closing, to purchase 2,500,000 shares of Venu common stock at $10 per share for both Mr. Roth and Mr. O’Neil recognizing $7,647,271 of equity compensation expense for the three and six months ended June 30, 2025.

On April 30, 2024, the Company executed a term sheet with the City of El Paso, Texas, and then later in June 2024 and July 2024 entered into a Chapter 380 Economic Development Program Agreement (the “Chapter 380 Agreement”), a Purchase and Sale Agreement, and related transaction documents (collectively, the “Definitive El Paso Agreements”). On May 13, 2025, the Company (through a wholly owned subsidiary) acquired an approximately 20-acre tract of land where it will develop The Sunset Amphitheater in El Paso, Texas pursuant to the Definitive El Paso Agreements. Under the Definitive El Paso Agreements the City of El Paso provided various incentives to the Company related to the development of The Sunset El Paso including contributing cash towards Venu’s development costs by issuing an eight-year, no-interest, forgivable loan to Venu (the “El Paso Loan”) in the principal amount of $8,000,000 funded by the Texas Economic Development Fund. If the Company completes construction of The Sunset El Paso within 36 months from the date Venu receives all government authorizations required to develop and construct the amphitheater (such process, “Entitlement”) and hosts a minimum of 25 events per year at The Sunset El Paso in years 3-5 of the rebate period, the El Paso Loan will be forgiven.

NOTE 9 – DEBT (Continued)

The Company issued a $6,000,000 principal amount convertible promissory note on February 28, 2025, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lender was also issued a warrant that is exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. On April 4, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. On May 6, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants to, in the aggregate, acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. On June 22, 2025, the Company issued 1,542,367 shares of Common Stock in full satisfaction of $15,000,000 principal and $423,667 accrued interest, representing a conversion price of $10 per common share, due under certain convertible promissory notes.

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into Credit Agreement with Pueblo Bank & Trust, as lender (the “Lender”) for a draw down term loan (the “Construction Loan”). The Construction Loan has a term of seventy months, maturing on March 27, 2031 (the “Maturity Date”). Beginning on the closing date, and continuing until no later than May 27, 2026 (the “Draw Period”), assuming that there has not been an “Event of Default” (as defined in the Credit Agreement) and that the Company has complied with all requirements under the documents and agreements governing the Construction Loan, the Company may from time-to-time request advances under the Construction Loan not to exceed an aggregate amount of $6 million. Obligations under the Construction Loan are secured under, and by, a deed of trust, various assets of the Company pledged pursuant to a security agreement, together with an assignment of leases and rents, and personal guaranties extended by certain Company affiliates. The balances at June 30, 2025 and December 31, 2024 was $2,658,215 and $0. This mortgage is collateralized by the SHC land and buildings. This mortgage is personally guaranteed by JW Roth, the Company’s Chairman and CEO.

Long-term debt consists of the following:

	June 30,	December 31,
	2025	2024
SBA Economic Injury Disaster Loan	$500,000	$500,000
Bank loan and promissory notes	41,318,164	15,701,718
Convertible debt	2,990,175	9,433,313
Total	44,808,339	25,635,031
Less: current maturities	337,938	11,534,814
Long-term debt	$44,470,401	$14,100,217

Following is the future maturities of long-term debt for the twelve months ended June 30,

2026	337,938
2027	25,354,801
2028	3,366,876
2029	391,104
2030	410,674
Thereafter	14,946,946
Total long-term debt	$44,808,339

NOTE 10 – EQUITY

Stockholders’ Equity

On March 5, 2024, the Company and its Class C stockholders authorized a Class D of common stock up to 60,000,000 shares. At that time, the Company allowed its Class B and Class C stockholders to exchange to Class D shares at a 1 to 1 basis.

On September 6, 2024, the Company amended and restated its articles of incorporation so that each share of the outstanding share of Class A Voting Common Stock, Class C Voting Common Stock, and Class D Voting Common Stock immediately and automatically converted into one (1) share of Common Stock. The amended and restated articles of incorporation provide that the authorized capital stock of the Company consists of 144,000,000 shares of Common Stock, 1,000,000 shares of Class B Non-Voting Common Stock and 5,000,000 preferred shares.

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

In February 2025, the Company announced the structured financing model of its Luxe FireSuites available for fractional ownership of its Sunset at McKinney, Sunset at Broken Arrow and Sunset at El Paso locations, which allows an investor to purchase a membership unit and acquire rights to fractional ownership via a suite with 25% down payment on the membership unit and pay the remaining 75% of their capital commitment over a 20-year amortization.

In April 2025, the Company issued a consultant 10,000 shares of the Company’s Common Stock in consideration for services rendered to the Company at $10 per share as that was the Company’s listed stock price for a total expense of $100,000.

In May 2025, the Company issued a consultant 10,000 shares of the Company’s Common Stock in consideration for services rendered to the Company at $7.79 per share as that was the Company’s listed stock price at that time for a total expense of $77,900.

On June 3, 2025, the Company issued 1,007,292 shares of our Common Stock to KWO in full satisfaction of a convertible note originally issued to KWO in January 2024.

On June 16, 2025, the Company issued 675 shares of Series B 4.0% Cumulative Redeemable Convertible Preferred Stock (Series B Preferred Stock) to Aramark Sports and Entertainment Services, LLC, for an aggregate purchase amount of $10.125 million. Each share of Series B Preferred Stock is convertible into 1,000 shares of Common Stock. The shares of Series B Preferred Stock do not afford the holder voting rights other than as required by law, and each share of Series B Preferred Stock entitles the holder to receive an annual cumulative, non-compounding dividend at an annual rate of 4% of the Stated Value (being equal to $600 per share of Series B Preferred Stock), payable in either cash or shares of the Company’s common stock. The Series B Dividends accrue, without interest and on a cumulative basis, during two semi-annual dividend periods beginning on the first day of each January and July, respectively. The Series B Dividends are payable semi-annually in arrears on January 15th and July 15th of each year. However, the first Series B Dividend began accruing on June 16, 2025, and is prorated on the basis of a 360-day year consisting of twelve 30-day months. Only holders of Series B Preferred Stock as of the first day of the month in which a dividend is due to be paid (or another date to be no more than 30 days nor less than 10 days prior to the date of the dividend payment, as determined by the Company’s board of directors or a duly authorized officer) are eligible to receive a Series B Dividend for the applicable period. Holders of Series B Preferred Stock may require the Company to redeem shares of the Series B Preferred Stock upon either (i) the Company failing to complete construction and open the amphitheaters intended for the hosting of concerts and events in the greater McKinney, Texas and Tulsa, Oklahoma metropolitan areas by August 14, 2027, or (ii) the reorganization, consolidation, merger or other transaction of the Company with or into any other corporation or corporations or other entities (other than a wholly-owned subsidiary of the Corporation) resulting in the Company’s shareholders immediately prior to such transaction or series of related transactions holding less than 50% of the voting power of the entity surviving or continuing (including the corporation or the entity owning all or substantially all of the assets of the Corporation) following such transaction or series of related transactions (but excluding any merger effected solely for the purposes of changing the domicile of the Corporation). The Company may redeem shares of the Series B Preferred Stock at any time after June 16, 2030. Any optional redemption will occur at the price of $15,000.00 per share of Series B Preferred Stock, plus accumulated accrued and unpaid dividends. The Company is required to redeem the shares of Series B Preferred Stock at the price of $15,000.00 per share of Series B Preferred Stock, plus accumulated accrued and unpaid dividends, upon (i) the termination by the Company of a binding obligation, agreement or instrument by and between the Company and the holder with respect to certain food, beverage, catering, and concession services, retail services, and custodial, grounds, and facility maintenance services provided by the holder to the Company at the amphitheaters in the greater McKinney, Texas and Tulsa, Oklahoma metropolitan areas and (ii) the holder and the Company do not enter into a successor agreement or arrangement for the continuation of such services. The Company has $16,875 accrued as a dividend as of June 30, 2025. Under FASB Topic D-98, this redemption provision requires the classification of this security outside of permanent equity. The Company has classified this security as Mezzanine Equity on its June 30, 2025 Balance Sheet.

On June 22, 2025, the Company issued 1,542,367 shares of Common Stock in full satisfaction of all principal and accrued interest due under certain convertible promissory notes as discussed in Note 9.

In regards to the Company’s treasury shares, the Company has 76,245 shares of treasury stock that it acquired through the acquisition of HIA. In addition, on August 12, 2024, the Company purchased 100,000 shares back from Roth Industries, a related party, at $5 per share. On January 22, 2024, the Company and Live Nation entered into an Exclusive Operating Agreement, pursuant to which Live Nation intended to serve as the exclusive operator of The Sunset BA. Although the parties pursued their working partnership, in August 2024, the Company and Live Nation terminated the Exclusive Operating Agreement due to the Company determining that it is unable to construct the number of parking spaces originally contemplated by the Exclusive Operating Agreement. As part of this termination, Live Nation exercised its put right for the 100,000 shares worth $1,000,000 and the Company repurchased these shares from Live Nation as of September 26, 2024. As of June 30, 2025 and December 31, 2024, the Company had 276,245 treasury shares.

NOTE 11 – EARNINGS PER SHARE

The Company computes basic and diluted net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. The Company applies the two-class method as it has multiple classes of equity including the Series B 4% Convertible Preferred Stock, issued on June 16, 2025.

The Series B Preferred Stock is not a participating security and does not share in undistributed earnings beyond its fixed 4% cumulative dividend. Under the two-class method, income available to common shareholders is reduced by the cumulative preferred dividend, whether declared or not.

The Series B Preferred is convertible at the option of the holder into 1,000 shares of common stock per preferred share (plus accrued dividends), and is considered a potentially dilutive security. For the three months ended June 30, 2025, the assumed conversion of the Series B Preferred was anti-dilutive and excluded in the diluted EPS computation. The Series B Preferred had dividends accrued of $16,875 through June 30, 2025.

The following table sets forth the calculation of earnings per share for the three and six months ended June 30, 2025 and 2024, as presented in the accompanying condensed consolidated statements of operations:

For the Three Months Ended June 30, 2025
	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(112,917)	$(11,287,441)
Less : Series B preferred dividend	$158	$16,717
Net loss attributable to common stock holders - basic	$(112,759)	$(11,270,724)
Denominator:
Basic and diluted weighted average shares outstanding	379,990	37,984,523

Basic and diluted net loss per share of common stock	$(0.30)	$(0.30)

For the Six Months Ended June 30, 2025
	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(293,721)	$(29,170,367)
Less : Series B preferred dividend	$158	$16,717
Net loss attributable to common stock holders - basic	$(293,563)	$(29,153,650)
Denominator:
Basic and diluted weighted average shares outstanding	379,990	37,738,020

Basic and diluted net loss per share of common stock	$(0.77)	$(0.77)

For the Three Months Ended June 30, 2024
	Class B	Class C	Class D
Basic and diluted net loss per share of common stock
Denominator:
Allocation of net loss	$(49,079)	$(8,200)	$(4,463,820)

Basic and diluted weighted average shares outstanding	383,737	64,115	34,901,392

Basic and diluted net loss per share of common stock	$(0.13)	$(0.13)	$(0.13)

For the Six Months Ended June 30, 2024
	Class B	Class C	Class D
Basic and diluted net loss per share of common stock
Numerator:	49.20%	50.14%
Allocation of net loss	$(628,547)	$(7,892,351)	$(11,599,139)
Denominator:
Basic and diluted weighted average shares outstanding	1,069,348	13,427,266	19,733,631

Basic and diluted net loss per share of common stock	$(0.59)	$(0.59)	$(0.59)

NOTE 12 – WARRANTS AND STOCK OPTIONS

The Company grants, to certain of its directors and employees, warrants and options to purchase shares of the Company’s equity. The Company may also issue warrants to investors in connection with its capital raising and financing activities.

In addition, the Company has adopted, and its shareholders have approved the Amended and Restated 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”). Under the 2023 Plan, a total of 2,500,000 shares of Company common stock are currently reserved for awards to directors, officers, employees and consultants. Incentive-compensation awards under the 2023 Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. As of June 30, 2025 and December 31, 2024, there were options outstanding under the 2023 Plan to acquire 2,500,000 and 0 shares, respectively, of Company common stock common stock. The options outstanding as of June 30, 2025 have an exercise price of $10.00 per share.

Following is a summary of the warrant and options activities during the periods ended June 30, 2025 and June 30, 2024:

				Weighted
			Weighted	Average
	Number of	Weighted	Average	Remaining
	Warrants	Average	Grant Date	Contractual
	and Options	Exercise Price	Fair Value	Term (in years)
Outstanding, December 31, 2023	3,029,830	$2.59
Granted	2,279,250	$9.95	$5.81
Exercised	(67,997)	$2.23
Expired and forfeited	(216,000)	$6.55
Outstanding, June 30, 2024	5,025,083	$5.80

Outstanding, December 31, 2024	5,584,293	$6.43
Granted	4,297,500	$10.62	$2.98
Exercised	-	$-
Expired and forfeited	(294,387)	$5.79
Outstanding, June 30, 2025	9,587,406	$8.33		4.63

During the six months ended June 30, 2025, the Company granted a total of 4,297,500 warrants together with options under the 2023 Plan, with (i) 2,500,000 total options granted to JW Roth and Kevin O’Neil as part of the closing upon the real property in McKinney and each agreeing to serve as a personal guarantor of a promissory note issued at that closing, (ii) 900,000 warrants issued to investors as part of the convertible promissory note offering, (iii) an additional 465,000 in total warrants and options for contributed services and (iv) 432,500 options to employees and directors. Options granted under the 2023 Plan in excess of the total shares reserved under the plan are subject to and contingent upon shareholder approval of an amendment to the 2023 Plan. As of June 30, 2025, there was a total of 7,601,352 warrants (and stock options) exercisable with an aggregate intrinsic value of $25,667,460. For the total warrants and stock options outstanding of 9,587,406 as of June 30, 2025, the aggregate intrinsic value was $32,218,705. As of June 30, 2025, there was $7,063,617 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants and options included as a charge to operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 was $1,883,762 and $13,224,382. Equity-based compensation for the three and six months ended June 30, 2024, respectively was $4,688,372 and $10,254,826. The cost is expected to be recognized over a weighted-average period of 4.63 years.

The fair value of the warrants and options was estimated using the Black-Scholes-Merton model using the following inputs:

	June 30, 2025	June 30, 2024
Volatility	45.4% to 66.2%	66.3% to 77.4%
Dividends	0.00%	0.00%
Risk-free rate	0.4% to 4.1%	0.4% to 4.8%
Expected Term (years)	3-5	3-5

Warrants are equity classified, not liability classified, and are not remeasured at fair value.

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying amounts of accounts payable and accrued expenses approximated their fair values at June 30, 2025 and December 31, 2024. Accounts payable at June 30, 2025 and December 31, 2024 were $4,501,312 and $7,283,033, respectively, which primarily consisted of payments to vendors for operations including inventory, marketing, professional services, security, and payments for construction of the Company’s future facilities. Accrued expenses at June 30, 2025 and December 31, 2024 was $6,808,828 and $3,556,819, respectively, which included accruals of the Company utilities, property taxes, construction related vendors, insurance, purchases, and interest.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements as of August 14, 2025, and identified the following:

13141 BP sold the land and building to a 3rd party on July 18, 2025, at which time the Company determined the disposed component does not meet discontinued-operations criteria, its financial impacts are reported within the normal results of continuing operations (and not segregated below income from continuing ops). The Company’s restaurant operating entity at this location, Notes Eatery, closed operations as of July 18, 2025.

On July 22, 2025, the Company issued 103,667 shares of Common Stock upon the conversion of a secured promissory note to satisfy 50% of the outstanding obligations owed thereunder.

On August 11, 2025, the Company filed a revocation with the Secretary of State of the State of Colorado to eliminate from its Articles of Incorporation all matters set forth in the Certificate of Designation, Preferences and Rights with respect to its Series A 8.0% Cumulative Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”). No shares of Series A Preferred Stock were issued, and shares of preferred stock previously designated as Series A Preferred Stock have reverted to being designated as authorized but unissued shares of preferred stock.

There was a total of 138,333 warrants exercised subsequent to June 30, 2025 from employees and directors into common shares.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of Venu’s financial condition and results of operations together with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2024, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), and our unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, which appear at the end of this Quarterly Report on Form 10-Q, in each case together with the related notes thereto. Some of the information contained in this discussion and analysis or set forth at the end of this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section of this Quarterly Report entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section entitled “Cautionary Note Concerning Forward-Looking Statements.” Forward-looking statements may be identified by words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Future operating results, however, are impossible to predict, and no guarantee or warranty is to be inferred from those forward-looking statements.

MD&A Overview

This section presents management’s perspective on the financial condition and results of operations of Venu Holding Corporation. Unless otherwise noted, for purposes of this section, the terms “we,” “us,” “our,” “Company,” and “Venu” refer to Venu Holding Corporation and its consolidated subsidiaries. The following discussion and analysis (this “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023, which are included in the Annual Report, and our unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, which are included in this Quarterly Report, in each case together with the related notes thereto. Results for any period or year should not be construed as an inference of what our results would be for any full fiscal year or future period. This MD&A is also intended to provide you with information that will facilitate your understanding of our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors.” Our MD&A is organized as follows:

●	Business Overview — Discussion of our business plan and strategy in order to provide context for the remainder of this MD&A.

●	Consolidated Results of Operations — Analysis of our financial results comparing the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

●	Significant Accounting Policies and Use of Estimates — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Key Milestones and Recent Developments

Our operations to date have enabled us to achieve growth and the following key milestones:

●	March 2017: Venu was founded as Bourbon Brothers Restaurants, LLC, which converted into Notes Live, Inc. in April 2022 and changed its name to Venu Holding Corporation in September 2024.

●	April 2017: Venu opened its flagship restaurant, Bourbon Brothers Smokehouse & Tavern, in Colorado Springs, Colorado.

●	March 2019: Venu opened its first live-entertainment, indoor music hall in Colorado Springs, Colorado, which was originally known as “Boot Barn Hall” but, as of August 2024, is known as “Phil Long Music Hall at Bourbon Brothers.”

●	June 2021: GA HIA, LLC, a subsidiary of Venu, agreed to purchase land from the Gainesville Redevelopment Authority and entered into a public-private partnership with the City of Gainesville, Georgia pursuant to which Venu agreed to develop its second Bourbon Brothers Presents venue in Gainesville, Georgia.

●	September 2022: Venu opened its first live music and social bar, known as “Notes”, in Colorado Springs, Colorado.

●	May 2023: Venu broke ground on Ford Amphitheater in Colorado Springs, Colorado.

●	June 2023: Venu entered into an operating agreement with AEG with respect to the operation of Ford Amphitheater, which Venu opened in August 2024.

●	June 2023: Venu opened in second Bourbon Brothers venue and its second BBST restaurant in Gainesville, Georgia.

●	October 2023: Venu entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma, pursuant to which the parties are forming a public-private partnership and intend to open The Sunset BA, a 12,500-capacity amphitheater, anticipated to open in the summer of 2026.

●	April 2024: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation and the McKinney Community Development Corporation, entered into a Chapter 380, Grant, and Development Agreement, pursuant to which Venu is developing The Sunset McKinney.

●	June and July 2024: Venu and the City of El Paso, Texas formed a public-private partnership by entering into a Purchase and Sale Agreement in June 2024 and a Chapter 380 Economic Development Program Agreement in July 2024. Pursuant to the agreements, Venu (as described below, in May 2025 Venu acquired land from the City of El Paso where it will construct and manage The Sunset El Paso, a 12,500-person amphitheater.

●	August 2024: Venu opened its first amphitheater, Ford Amphitheater, in Colorado Springs, Colorado, and began hosting live concerts and events at the venue.

●	September 2024: Venu legally changed its name from Notes Live, Inc. to Venu Holding Corporation.

●	November 2024: Venu closed on the initial public offering of its Common Stock generating net proceeds to the Company of approximately $12.3 million, and, in connection therewith the Company’s Common Stock was listed on the NYSE American Stock Exchange.

●	January 2025: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation, closed on its purchase of an approximately 46-acre tract of land where it will develop The Sunset Amphitheater in McKinney, Texas.

●	February 2025: Venu launched a multi-season venue configuration model, enabling year-round operations across upcoming and future amphitheaters in McKinney, TX; El Paso, TX; Broken Arrow, OK; and Oklahoma City, OK, unlocking potential new revenue and margin expansion opportunities.

●	February 2025: Venu announced the structured financing model of its Luxe FireSuites available for fractional ownership at its Sunset at McKinney and Sunset at Broken Arrow locations, which allows an investor to purchase a membership unit and acquire rights to fractional ownership via a suite with 25% down payment on the membership unit and pay the remaining 75% of their capital commitment over a 20-year amortization.

●	March 2025: Venu partnered with Connect Partnership Group to lead corporate sponsorship sales, enhancing Venu’s ability to potentially realize new sponsorship revenues across its expanding venue network for its amphitheaters and event centers.

●	April 2025: Venu announced a strategic national expansion partnership with Ryan, LLC focusing on public-private partnership development in various domestic markets.

●

April 2025: Announced El Paso City Council approved an expanded agreement for Sunset at El Paso for approved amendments to the Chapter 380 Economic Development Agreement and Contract of Sale include the following key updates: increased minimum private investment to $100 million, expansion of development site from 17 to 20 acres to support enhanced design flexibility and year-round activation, inclusion of an “El Paso First” clause prioritizing local hiring and procurement and streamlined terms for land transfer, parking access, and development coordination.

●	May 2025: Formed a nationwide partnership with Sands Investment Group to introduce triple-net (NNN) real estate investment opportunities in Venu’s Luxe FireSuites where third parties can acquire lease rights to amphitheater suites, and Venu acquired approximately 20 acres of real property in El Paso, Texas for development of an amphitheater.

●	June 2025: Awarded Aramark Sports + Entertainment the contracts for food & beverage concessions, artist and branded venue retail, and facilities management, including custodial and grounds maintenance, cleaning, and engineering services. The multi-venue agreement, which included an equity investment in VENU, will be implemented across three of the Company’s flagship amphitheaters: Sunset Amphitheater at Broken Arrow located just outside of Tulsa, Oklahoma, and slated to open in summer of 2026; Sunset Amphitheater at McKinney powered by EIGHT Beer in McKinney, Texas, anticipated to open in 2026; and Ford Amphitheater in Colorado Springs, Colorado, where Aramark and Venu will expand upon their existing relationship.

●	June 2025: Venu broke ground on Sunset at McKinney in McKinney, Texas on June 13, 2025.

●	June 2025: Announced a three-year industry alliance with global music authority, Billboard, to spotlight our fan-founded, fan-owned model through high-profile collaborative industry experiences. At the forefront of the partnership is the newly minted ‘Disruptor Award,’ presented by Venu to honor artists, creators, and industry leaders with bold ideas shaping the future of music, inspired by Venu Founder, Chairman, and CEO, JW Roth.

●	July 2025: Venu retained Texas Capital Securities as Exclusive Financial Advisor potential private capital debt opportunities with expected total commitments of approximately $200 million.

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

Amphitheaters — Amphitheaters are typically outdoor venues that accommodate between 8,000 and 20,000 concertgoers and primarily operated during the summer through fall seasons (although the Company is planning multi-seasonal configuration models at certain sites). Amphitheaters are designed with special acoustics, premium seat packages, and luxurious suites intended to amplify guests’ music and entertainment experiences. Our first amphitheater venue is the Ford Amphitheater in Colorado Springs, Colorado, which is an open-air venue, which allowed seating for 8,748-persons seating as of June 30, 2025. In addition to lawn and stadium-style seating that allows us to offer tickets at an array of price points, Ford Amphitheater has firepit suites that deliver premium hospitality and a more luxurious, personalized concert experience. Each firepit suite can accommodate up to eight guests. Ford Amphitheater, which opened in August 2024, is designed with 92 lower VIP firepit suites, accommodating a total of 736 VIP guests and 40 upper VIP firepit suites, accommodating a total of 320 VIP guests. Ford Amphitheater primarily host concerts from April through October each year. The amphitheaters in development, or planned for development in Oklahoma and Texas, will also have Luxe FireSuites.

Certain entities, which own and develop Venu’s venues, are not wholly owned by Venu. For example, Venu has a 10% ownership interest in The Sunset Amphitheater, LLC (which is the owner and developer of the Ford Amphitheater) but holds a 100% voting interest. Venu anticipates it will own approximately 40% of Sunset Hospitality Collection, LLC (which is a company designed to own the building to lease to Roth Sea & Steak and Notes Hospitality Collection) but hold 100% of the voting interest. In addition, the Company expects to own 30% of Sunset at Broken Arrow LLC (which, respectively, will own and operate the planned amphitheater in Broken Arrow, Oklahoma), holding a 100% voting interest. With respect to its subsidiaries that own and develop amphitheaters, third-party members, in exchange for their capital contributions, receive an interest in the exclusive use of a specific suite at the applicable venue and also in their capacity as equity owners receive financial interests in their pro rata portion of a defined portion of the revenues generated by the venue for each event. Similarly, third-party members in Sunset Hospitality Collection, LLC, receive, in exchange for their capital contribution, distributions from revenues resulting from lease payments received on the property owned by the entity.

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

Fine Dining, Hospitality, and Entertainment Campuses — In the fall 2025, Venu expects to open Roth’s Sea & Steak, a fine-dining restaurant in a mixed-use development adjacent to Ford Amphitheater. Framing either side of Roth’s will be two, configurable hospitality spaces intended to be used for hosting corporate events, weddings, trade shows, conventions, and other events. Above Roth’s and in between the Notes Hospitality Collection spaces will be a “top-shelf” bar and lounge called Brohan’s, which will offer unobstructed views of the surrounding area Venu intends to monetize during marquee shows at Ford Amphitheater.

The following table summarizes the types of venues we operate or are constructing or plan to develop, describing each by venue type, location, expected opening date, and current status.

Venue Type	Location	Current Status*
Music Halls
BBP CO	Colorado Springs, CO	Opened in March 2019
BBP GA	Gainesville, GA	Opened in June 2023
BBP Centennial	Centennial, CO	Expected to open in the second quarter of 2026**

Outdoor Amphitheaters
Ford Amphitheater	Colorado Springs, CO	Opened in August 2024
The Sunset BA	Broken Arrow, OK	Expected to open in the summer of 2026
The Sunset El Paso	El Paso, TX	Expected to open in the fourth quarter of 2026
The Sunset McKinney	McKinney, TX	Expected to open in the third quarter of 2026
The Sunset OKC	Greater Oklahoma City area, OK	To be determined***
The Sunset Houston	Greater Houston area, TX	Expected to open in 2027****

Restaurants
BBST CO	Colorado Springs, CO	Opened in April 2017
BBST GA	Gainesville, GA	Opened in June 2023
BBST Centennial	Centennial, CO	Expected to open in the second quarter of 2026**

Fine Dining & Hospitality Collection
Roth’s Sea & Steak	Colorado Springs, CO	Expected to open in the fall of 2025
Notes Hospitality Collection	Colorado Springs, CO	Expected to open in the fall of 2025

Bars
Brohan’s	Colorado Springs, CO	Expected to open in the fall of 2025

* Projected opening dates are based on Venu’s best estimates but are subject to change.

** Venu is under contract to purchase and refurbish a music hall in the Denver metropolitan area.

*** Venu is actively assessing locations and municipal partnerships.

**** Venu is currently in active negotiations with a municipality and anticipates a site contracted in the fall of 2025.

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

Event Operations. The Event Operations portion of our business involves the promotion of live music and events in our owned or operated venues, the operation and management of our venues, the creation of content from concerts and events hosted in our venues, and the provision of management and other services to artists. Between BBP CO in Colorado Springs, Colorado, and BBP GA in Gainesville, Georgia, we promote and hold hundreds of live music and other events each year. Our Event Operations business generated $1,350,418, or 30%, and $2,627,078 or 33% of our total revenue during the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Event Operations generated $1,351,146, or 32%, and $2,710,787, or 33% of our total revenue.

Within our Events Operations, we generate revenues through: (i) ticket sales, upsells, merchandise and fees on tickets sold directly by us or through the ticketing business that we contract with for our events; (ii) fees collected on tickets sold by other third-party platforms, such as convenience and order-processing fees and service charges; (iii) venue rentals, which occur for a variety of corporate and personal events; (iv) pre-selling naming rights to our live-entertainment venues by partnering with industry-leading brands under naming-rights agreements; and (v) sponsorship sales, which allow brands to advertise at our venues by showcasing their names and logos on a variety of sponsorship inventory curated for each of our venues and at each event we promote and host.

Restaurant Operations. Revenues generated through restaurant operations included F&B sales at our BBST restaurants and Notes Eatery. F&B sales include all revenues recognized with respect to stand-alone F&B sales, along with F&B sales at BBP CO and BBP GA. Our Restaurant Operations business generated $2,545,178, or 57%, and $4,590,094 or 57% of our total revenue for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Restaurant Operations generated $2,824,092 or 68% and $5,404,194 or 67%, for the three and six months ended June 30, 2024.

Amphitheater Operations. The Amphitheater Operations began generating revenue in the third quarter of 2024 with the opening of Ford Amphitheater. Through a subsidiary, the Company entered into an agreement with Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado. Within the Amphitheater Operations, the Company pre-sold naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. At the Ford Amphitheater, the Company’s net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, and other operating costs within our net amphitheater revenue recognition from AEG. For future amphitheater locations the Company anticipates entering into contractual arrangements with third-party operators having terms similar to those with AEG. The Amphitheater Operations generated net revenues of $591,712 or 13%, and $769,294 or 10% of total revenue during the three and six months ending June 30, 2025, which included naming rights, net of AEG profit. There was no revenue during the three and six months ended June 30, 2024 as Ford Amphitheater was not yet open during that period.

Financial

Private Offerings

Since our formation in 2017, we have funded our operations, in part, through proceeds from private sales of our equity and debt securities.

We anticipate raising additional cash through the sales of our debt and equity securities together with private sales of membership interests in certain of our subsidiary entities (including interests in our Luxe FireSuites) at our amphitheater locations, selling lease rights to certain suites at certain amphitheater projects, collaborative arrangements such as owner’s clubs, or a combination thereof, to continue to fund our construction of venues. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations or revise the timeline of our business plan.

Overview of the 2025 Three and Six-Month Interim Period Financial Comparison

For the three and six-month period ended June 30, 2025 and 2024:

●	Total assets increased 36% to $242,045,523 as of June 30, 2025, up from $178,417,515 at December 31, 2024.

●	Property and equipment increased 45% to $199,201,653 as of June 30, 2025, up from $137,215,936 at December 31, 2024.

●	The Company generated total revenue of $4,487,307 compared to $4,175,238 for the three months ended June 30, 2025 and 2024, respectively, representing an increase of $312,069 of approximately 7% for the three months of 2nd quarter 2025 compared to three months of 2nd quarter 2024. The overall increase in the 2nd quarter of 2025 was due to Ford Amphitheater being open in Q2 2025 and not yet being open in Q2 2024. We generated total revenue of $7,986,466 for the six months ended June 30, 2025 compared to $8,114,986 for the six months ended June 30, 2024. The decrease in overall revenue, year over year, was attributable several factors including the restaurant sales decrease at Notes Eatery in Colorado as it shifted its focus to a weekend brunch menu and weekday events business in 2025, softer overall F&B sales at BBST CO and weaker to date venue rentals at BBP CO in 2025. The Company chose to sell the 13141 BP land and building that was the landlord to Notes Eatery as of July 18, 2025. The Company does not expect to re-open Notes Eatery or a restaurant with a similar theme. Notes Eatery closed in operations as of July 18, 2025. The Company’s management team is also laser focused on growing top line revenues at BBST CO and BBP CO during the second half of 2025.

●

Total revenue for the six months ended June 30, 2025 was $7,986,466, as compared to $8,114,981 the six months ended June 30, 2024. This decrease of $128,515 for the six months ended June 30, 2025 was primarily attributable to the decrease in overall restaurant sales period over period, as described above. The Company’s operational management team is laser focused on growing top line revenues at BBST CO and BBST GA during the second half of 2025.

●	The Company had a net loss of $12,303,594 for the three months ending June 30, 2025 and $5,269,165 for the same period ending in June 30, 2024, respectively, representing an increase in net loss of $7,034,429 or approximately 134%. The Company had a net loss of $31,736,344 for the six months ending June 30, 2025 and $21,085,184 for the same period ending in June 30, 2024, respectively, representing an increase in net loss of $10,651,160, or approximately 51%. The Company attributes the increases in the areas of general and administrative expenses, along with equity compensation expenses, as these are fundamental to the Company’s expansion into additional municipalities and for business development for the sale of the Luxe FireSuites and NNNs offerings, along with capital and debt offerings, which also include expenses such as travel, business development, staff recruitment and development of such staff, along with compensation, legal, auditing, tax, marketing other professional services, and general working capital expenses. The Company anticipates these areas to continue to increase period over period as the Company expands its teams into new markets, continue construction of its entertainment campuses and growth of its balance sheet over the next several years.

●	The Company’s net cash used in operating activities was $11,484,247 for the six months ended June 30, 2025, compared to net cash provided by operating activities of $6,117,748, respectively, representing an increase in cash used in operating activities of $17,602,005 or approximately 288% as compared to the prior-year period;

●	The Company’s net cash used in investing activities was $39,216,643 and $31,185,229, for the periods ended June 30, 2025 and 2024, respectively, representing an increase in cash used in investing activities of $8,031,414 or approximately 26% as compared to the prior-year period; and

●	The Company’s net cash provided by financing activities was $50,163,414 and $47,622,260, for the periods ended June 30, 2025 and 2024, respectively, representing an increase in cash provided by financing activities of $2,541,154 or approximately 5% as compared to the prior-year period.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited condensed consolidated statements of operations for the three months ended June 30, 2025 and June 30, 2024, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

Unaudited

	For the three months ended
	June 30,
	2025	2024	$ Change	% Change
Revenues
Restaurant including food and beverage revenue	$2,545,178	$2,824,092	(278,914)	-10%
Event center ticket and fees revenue	1,274,312	1,335,761	(61,449)	-5%
Rental and sponsorship revenue	667,817	15,385	652,432	4241%
Total revenues	$4,487,307	$4,175,238	312,069	7%
Operating costs
Food and beverage	613,546	643,857	(30,311)	-5%
Event center	929,498	700,188	229,310	33%
Labor	1,118,884	1,138,564	(19,680)	-2%
Rent	409,959	421,678	(11,719)	23%
General and administrative	8,463,946	325,473	8,138,473	2501%
Equity compensation	1,883,762	4,688,372	(2,804,610)	-60%
Depreciation and amortization	1,374,412	609,329	765,083	126%
Total operating costs	$14,794,007	$8,527,461	6,266,546	73%

Loss from operations	$(10,306,700)	$(4,352,223)	(5,954,477)	137%

Other income (expense), net
Interest expense	(2,008,284)	(1,150,221)	(858,063)	75%
Other expense	(45,725)	-	(45,725)	0%
Interest income	24,291	200,779	(176,488)	-88%
Other income	32,824	32,500	324	1%
Total other expense, net	(1,996,894)	(916,942)	(1,079,952)	118%

Net loss	$(12,303,594)	$(5,269,165)	(7,034,429)	134%

Net loss attributable to non-controlling interests	(886,361)	(748,066)	(138,295)	18%

Preferred stock dividend	16,875	-	16,875	0%

Net loss attributable to common stockholders	$(11,400,358)	$(4,521,099)	(6,879,259)	152%

Comparison of the Six Months Ended June 30, 2025 and 2024

To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited condensed consolidated statements of operations for the six months ended June 30, 2025 and June 30, 2024, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

Unaudited

	For the six months ended
	June 30,
	2025	2024	$ Change	% Change
Revenues
Restaurant including food and beverage revenue	$4,590,094	$5,404,194	(814,100)	-15%
Event center ticket and fees revenue	2,254,751	2,660,656	(405,905)	-15%
Rental and sponsorship revenue	1,141,621	50,131	1,091,490	2177%
Total revenues	$7,986,466	$8,114,981	(128,515)	-2%
Operating costs
Food and beverage	1,111,386	1,248,412	(137,026)	-11%
Event center	1,653,562	1,291,470	362,092	28%
Labor	2,117,831	2,205,962	(88,131)	-4%
Rent	774,336	642,564	131,772	23%
General and administrative	15,204,257	8,574,962	6,629,295	2501%
Equity compensation	13,224,382	10,254,826	(2,804,610)	-60%
Depreciation and amortization	2,749,776	1,215,793	1,533,983	126%
Total operating costs	$36,835,530	$25,433,989	11,401,541	45%

Loss from operations	$(28,849,064)	$(17,319,008)	(11,530,056)	67%

Other income (expense), net
Interest expense	(3,058,656)	(1,555,186)	(1,503,470)	97%
Other expense	(45,725)	(2,500,000)	2,454,275	0%
Interest income	151,777	226,510	(74,733)	-33%
Other income	65,324	62,500	2,824	5%
Total other expense, net	(2,887,280)	(3,766,176)	878,896	-23%

Net loss	$(31,736,344)	$(21,085,184)	(10,651,160)	51%

Net loss attributable to non-controlling interests	(2,255,381)	(965,147)	(1,290,234)	134%

Preferred stock dividend	16,875	-	16,875	0%

Net loss attributable to common stockholders	$(29,464,088)	$(20,120,037)	(9,344,051)	46%

Revenue

Total revenue ended for the three months ended June 30, 2025 was $4,487,307, as compared to $4,175,238 for the three months ended June 30, 2024, an overall increase of $312,069 or 7%. Total revenue ended for the six months ended June 30, 2025 was $7,986,486, as compared to $8,114,981 for the six months ended June 30, 2024, an overall decrease of $312,069 of 2%. The overall increase in the three months ended June 30, 2025 was primarily attributable to Ford Amphitheater being open in the three months ended June 30, 2025 compared to not yet being open for the three months ended June 30, 2024. The Company anticipates this revenue to continue to grow in seasonality during the second quarter of each year as Ford will be open April through October each year.

Amphitheater operations generated net revenue (defined as profit after Venu’s split with AEG Presents Rocky Mountains (“AEG”), the operator of the amphitheater), with receipts from the Company’s naming rights agreements (which are outside of VENU’s AEG partnership agreement), combined for $597,712 and $769,296, for the three and six months ended June 30, 2025. Over the 2025 season to date. 10 shows occurred at Ford Amphitheater through June 30, 2025, this location generated gross receipts of $4.7 million. These gross receipts, which are inclusive of ticket sales, concessions, ticketing fees, premium upgrades, as well as other receipts, are subject to the split with AEG. The Ford Amphitheater, booked and operated in partnership with AEG Presents Rocky Mountains, had over 35,000 attendees for the 10 shows through June 30, 2025 an average of $134 per ticket.

The opening of Roth’s Sea and Steak, Brohan’s and Notes Hospitality Collection in late 2025 and being fully operational for the 2026 season are expected to contribute increased revenues. In addition, and as stated above, the Company’s operational management team is laser focused on growing top line revenues at BBST CO and BBST GA during the second half of 2025.

Operating Expenses

Food and Beverage Costs. The Company’s food and beverage costs decreased $30,311 to a total of $613,546 during the three months ended June 30, 2025, respectively, as compared to a total of $643,857 for the three months ended June 30, 2024, the same period in the prior year. The Company’s food and beverage costs decreased $137,026 to a total of $1,111,386 during the six months ended June 30, 2025, as compared to a total of $1,248,412 for the six months ended June 30, 2024. For both the three and six months ended June 30, 2025 compared to June 30, 2024, the cost decreases were primarily driven by our decrease in overall sales volumes for both periods.

Event Center Costs. The costs attributed to the Company’s event centers increased $229,310 up to a total of $929,498 during the three months ended June 30, 2025, respectively, as compared to a total of $700,188 for the three months ended June 30, 2024. The costs attributed to the Company’s event centers increased $362,092 up to a total of $1,653,562 during the six months ended June 30, 2025, as compared to a total of $1,291,470 for the six months ended June 30, 2024. The increase in both periods was primarily attributed to the increase in talent expenses.

Labor Costs. The Company’s labor costs decreased $19,680 during the three months ended June 30, 2025 respectively, as compared to the same period in the prior year, totaling $1,118,884 for the three months June 30, 2025 and $1,138,564 for the three months June 30, 2024. The Company’s labor costs decreased $88,131 during the six months ended June 30, 2025, as compared to the same period in the prior year, totaling $2,117,831 for the three months June 30, 2025 and $2,2205,962 for the six months June 30, 2024. The decrease was primarily due to management’s efforts to keep costs trimmed for that same time period.

Rent Costs. Rent costs decreased quarter over quarter moving from $409,959 during the three months ended June 30, 2025, respectively, as compared to $421,678 during the three months ended June 30, 2024. The decrease in costs of $11,719 in the second quarter of 2025 was due to decreases in cams expenses over several locations compared to the second quarter of 2024. Rent costs increased $131,772 during the six month period ended June 30, 2025 to $774,336 as compared to $642,564 during the six month period ended June 30, 2024. The increase between periods is primarily attributable to insurance and an additional corporate leased space in McKinney, Texas.

General and Administrative and Equity Compensation Expenses. The Company’s general and administrative expenses increased $8,138,473 during the three months ended June 30, 2025, offset by equity compensation expenses decreasing $2,804,610 as compared to the same period in the prior year for the three months ended June 30, 2024, for a net increase of these expenses totaling $5,333,863. The Company’s general and administrative expenses increased $6,629,295 during the six months ended June 30, 2025. The Company’s increases in these areas of expenses were the result of the Company’s expansion into additional municipalities and for business development for the sale of the Luxe FireSuites and NNNs offerings, which also included expenses such as travel, business development, staff recruitment and development of such staff, along with compensation, legal, auditing, tax, marketing other professional services, and general working capital expenses. The Company anticipates these areas to continue to increase period over period as the Company expands its teams into new markets, continue construction of its entertainment campuses and anticipated growth of its balance sheet over the next several years. The Company’s equity compensation expenses increased by $2,969,556 during the six months ended June 30, 2025 due to various equity awards granted during the period to employees, consultants and service providers as the Company, among other things, granted 2.5 million options in January 2025 in connection with the closing of its McKinney TX property.

Depreciation and Amortization Costs. Depreciation and amortization costs for the Company increased $765,083 for a total of $1,374,412 in the three months ended June 30, 2025 compared to $609,329 during the three months ended June 30, 2024. During the 2025 year periods, the Company had additional assets depreciated in the three and six months ended June 30, 2025 for the Ford Amphitheater in Colorado compared to the same periods ended June 30, 2024.

Other Expense

For the three months ended June 30, 2025 and 2024, other expense totaled $45,725 and $0, respectively. The increase in other expense quarter over is due to a non-recurring expense that occurred in 2025 that was not present in 2024. For the six months ended June 30, 2025 other expenses totaled $45,725 compared to other expenses totaling $2,500,000 during the six months ended June 30, 2024, with the expenses during the 2024 year period primarily attributable to a financing expense the Company recognized on a convertible promissory note issued in January 2024 (being the note issued to KWO described in this report).

Interest Expense

The Company had net interest expense of approximately $2,008,284 and $1,150,221 for the three months ended June 30, 2025 and 2024, respectively. We had net interest expense of approximately $3,058,656 and $1,555,186 for the six months ended June 30, 2025 and 2024, respectively. This increase in the 2025 periods was primarily due to the addition of the convertibles promissory notes that we issued during the first two quarters of 2025, along with the amortization of the debt discount fees on the warrants of such convertible debt.

Other Income

Roth Industries, LLC (“Roth Industries”), a related party, pays Venu licensing fees pursuant to a license granted by Venu to Roth Industries to use the trademark, tradename, and likeness of the Bourbon Brothers brand, which Venu exclusively owns, on packaged and prepared food products sold in retail grocery stores and other retail outlets where food products are sold. The licensing fee paid by Roth Industries to Venu is in the form of a royalty equal to $2,500 per week which did not change from 2024 to 2025. the Company recognized licensing fees from Roth Industries, totaling $35,000 and $35,000 for the three months ended June 30, 2025 and 2024 and $70,000 and $70,000 during the six months ended June 30, 2025 and 2024, respectively, for Roth’s licensing use of the Bourbon Brothers brand in grocery products since the Company holds the exclusive license to use the brand. The Company had $172,500 and $107,500 in receivables from Roth as of June 30, 2025 and December 31, 2024, respectively. The amounts received were recorded in other income in the condensed consolidated statements of operations and the amounts receivable included in other receivables as prepaid expenses and other current assets in the condensed consolidated balance sheet.

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

Rising Interest Rates

A prevailing trend that has impacted our business is rising and steadily high interest rates. Since March 2022, the Federal Reserve has increased interest rates a total of eleven times, with the last hike occurring in July 2023 when target interest rates reached a range of 5.25% to 5.50%, with a benchmark rate at about 5.4%, the highest level in more than two decades. In December 2024, the Federal Reserve lowered the benchmark rate by 50 basis points, reducing the rate to the range of 4.25% to 4.50%. Although the Federal Reserve has indicated that additional rate reductions could occur in the remainder of 2025 and in 2026, the timing and extent of those rate cuts are uncertain. Although Venu was fortunate to have access to attractive debt capital and to purchase land to be developed into entertainment campuses on favorable terms by negotiating with various municipalities and forming public-private partnerships, had those lending opportunities not been available, volatility in interest rates would have increased the cost of borrowing and required us to agree to loan terms that were less favorable for borrowers. Furthermore, interest-rate increases may reduce the affordability of our land-development projects due to increased debt-servicing costs. Volatility in interest rates affect the demand for, and price of real estate. A rise in interest rates increases the cost while lowering the availability of debt financing. Increased borrowing costs would drive the costs of our development projects and inflate our project budgets.

Inflation

Another trend that impacted our business throughout 2024 and that has continued to impact our business during 2025 has been the increase in inflation nationwide, which at times has gone hand in hand with the rising interest rate environment. With respect to project execution, inflation increased the cost of building materials and labor types, creating upward pressure on the costs of constructing and developing our event venues. Third parties that we contracted with, such as developers and contractors, were impacted by rising inflation rates and the corresponding rise in the costs of goods and services used in their businesses. Their ability to do business with us could be impacted by steadily high rates of interest and inflation, which could impact our profitability.

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

Liquidity and Capital Resources

The Company have devoted substantially all of its efforts to developing its business plan to market expansion, growing its staff, raising capital, opening and operating our restaurants and event venues in Colorado and Georgia and planning venues in new markets, such as Oklahoma and Texas, growing into additional markets, while closing on its initial public offering that closed on November 29, 2024. While its primary focus is building venues in these additional markets which drives its balance sheet, its secondary focus is the development agreements in new markets. While we undergo the construction of these venues in 2025 and 2026 in Colorado, Oklahoma and Texas, we do not anticipate operational profits until we open and operate this new collection of venues.

When comparing our year-after-year interim financials, we had an accumulated deficit of $76,842,171 and $47,361,208 as of June 30, 2025 and December 31, 2024, respectively, with cash flows used in operations of $11,484,247 for the six months ended June 30, 2025 and provided by $6,117,758 for the six months ended June 30, 2024, respectively. Additionally, we experienced an increase in net loss from $21,085,184 to $31,736,344 for the six-month period ended June 30, 2025 compared to the same period in 2024. The Company believes the majority of net loss in the 2025 period was largely due to our efforts to non-recurring expense due to continuing to develop our business plan, growing our staff, raising capital, planning venues in new markets, such as Oklahoma and Texas, along with equity-based compensation that was issued for non-cash financing.

In addition, the Company grew its property and equipment, net, to $199,201,653 as of June 30, 2025 compared to $137,215,936 as of December 31, 2024, which represents an increase of 45%, over the six-month period.

On January 17, 2024, the Company entered into a convertible promissory note (“Note”) with KWO, LLC (“KWO”), to accrue interest at 8.75% per annum, for draws to occur between March 2024 to May 2024 to be used towards Sunset Colorado construction. The first draw commenced March 1, 2024 with the maturity date of February 28, 2025. At any time during the period commencing June 1, 2024 and continuing until the date on which the Note is paid in full, KWO could convert the outstanding obligations under the Note into Company common stock of equivalent value, and the Company shares were deemed to have a fixed value of $10 per share. On June 3, 2025, KWO delivered a notice of its election to convert all amounts owed to KWO under the Note into shares of common stock. A total of 1,007,292 shares of Company common stock were delivered to KWO in full satisfaction of amounts owed to KWO under the 2024 loan facility. KWO released its security interest in the Company real property assets that served as collateral for the loan.

On April 30, 2024, the Company executed a term sheet with the City of El Paso, Texas, and then later in June 2024 and July 2024 entered into a Chapter 380 Economic Development Program Agreement (the “Chapter 380 Agreement”), a Purchase and Sale Agreement, and related transaction documents (collectively, the “Definitive El Paso Agreements”). On May 13, 2025, the Company (through a wholly owned subsidiary) acquired an approximately 20-acre tract of land where it will develop The Sunset Amphitheater in El Paso, Texas pursuant to the Definitive El Paso Agreements. Under the Definitive El Paso Agreements the City of El Paso provided various incentives to the Company related to the development of The Sunset El Paso including contributing cash towards Venu’s development costs by issuing an eight-year, no-interest, forgivable loan to Venu (the “El Paso Loan”) in the principal amount of $8,000,000 funded by the Texas Economic Development Fund. If the Company completes construction of The Sunset El Paso within 36 months from the date Venu receives all government authorizations required to develop and construct the amphitheater (such process, “Entitlement”) and hosts a minimum of 25 events per year at The Sunset El Paso in years 3-5 of the rebate period, the El Paso Loan will be forgiven.

During the six months ended June 30, 2025 the Company issued a series of convertible promissory notes having the same terms:

●	The Company issued a $6,000,000 principal amount convertible promissory note on February 28, 2025, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lender was also issued a warrant that is exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share.
●	On April 4, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share.
●	On May 6, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share.

On June 22, 2025, the Company issued 1,542,367 shares of Common Stock in full satisfaction of $15,000,000 principal and $423,667 accrued interest, representing a conversion price of $10 per common share, due under certain convertible promissory notes.

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into Credit Agreement with Pueblo Bank & Trust, as lender (the “Lender”) for a draw down term loan (the “Construction Loan”). The Construction Loan has a term of seventy months, maturing on March 27, 2031 (the “Maturity Date”). Beginning on the closing date, and continuing until no later than May 27, 2026 (the “Draw Period”), assuming that there has not been an “Event of Default” (as defined in the Credit Agreement) and that the Company has complied with all requirements under the documents and agreements governing the Construction Loan, the Company may from time-to-time request advances under the Construction Loan not to exceed an aggregate amount of $6 million. Obligations under the Construction Loan are secured under, and by, a deed of trust, various assets of the Company pledged pursuant to a security agreement, together with an assignment of leases and rents, and personal guaranties extended by certain Company affiliates. The balances at June 30, 2025 and December 31, 2024 was $2,658,215 and $0. This mortgage is collateralized by the SHC land and buildings. This mortgage is personally guaranteed by JW Roth, the Company’s Chairman and CEO.

Cash Flows

The following information reflects cash flows for continuing operations for the three-month periods presented:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents at beginning of period	$37,969,454	$20,201,104
Net cash used in operating activities	(11,484,247)	6,117,758
Net cash used in investing activities	(39,216,643)	(31,185,229)
Net cash provided by financing activities	50,163,414	47,622,260
Cash and cash equivalents at end of period	$37,431,978	$42,755,893

Net Cash Used in Operating Activities

Net cash used in operating activities was $11,484,247 and net cash provided by operating activities was $6,117,758 during the six months ended June 30, 2025 and 2024, respectively. The decrease of $17,602, 005 in cash used during the six month of 2025 compared to the six months of 2024 was primarily attributable to the increases in net loss, decreases in accounts payable, offset by the increases in accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $39,216,643 and $31,185,229 during the six months ended June 30, 2025 and 2024, respectively. The increase of $8,031,414 in cash used during the six months of 2025 compared to the six months of 2024 was primarily attributable to the increase in the purchase of property and equipment and the investment in EIGHT Brewing over the six-month period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $50,163,414 and $47,622,260 during the six months ended June 30, 2025 and 2024, respectively. The increase of $2,541,154 in cash provided during the six months of 2025 compared to the six months of 2024 was primarily attributable to increases in proceeds from the sale of non-controlling interest equity and receipts of the convertible promissory notes.

The Company announced the structured financing model of its Luxe FireSuites available for fractional ownership of its Sunset at McKinney and Sunset at Broken Arrow locations in late February 2025, which allows an investor to purchase a membership unit and acquire rights to fractional ownership via a suite with 25% down payment on the membership unit and pay the remaining 75% of their capital commitment over a 20-year amortization. In addition, the Company announces the model of is Luxe Firesuites available for NNN ownership allowing unique suite ownership for seating for 4-10 fans based on investment level, providing unparalleled financial benefits, investment through guaranteed rents (at applicable locations), and depreciation advantages.

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

We own 526,166 preferred units for approximately $550,000, or 2%, of Roth Industries, of which JW Roth, the founder, manager, and chairman, is Venu’s chairman and chief executive officer. Our officers and directors are also minority equity owners of Roth Industries. We currently account for our investment in Roth Industries using ASC 325, Investments — Other. The Company invested in Innovate CPG, Inc. for a total 526,166 shares (for a total purchase price of $5,261.66) in May 2025. As a shareholder of Roth Industries, the Company had the right to invest in this newly formed corporation whose primary focus will be to acquire certain rights and brands from Roth Industries and expand and grow those brands separate from Roth Industries with the intent to facilitate the more efficient and accelerated expansion and development of the assets of that brand.

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

Warrants and Options

During the six months ended June 30, 2025, the Company granted a total of 4,297,500 warrants and options, with (i) 2,500,000 total options granted to JW Roth and Kevin O’Neil as part of the closing upon the real property in McKinney and each agreeing to serve as a personal guarantor of a promissory note issued at that closing, (ii) 900,000 warrants issued to investors as part of the convertible promissory note offering, (iii) an additional 465,000 in total warrants and options for contributed services and (iv) 432,500 to employees and directors.

As of June 30, 2025, there was a total of 7,601,352 warrants (and stock options) exercisable with an aggregate intrinsic value of $25,667,460. For the total warrants and stock options outstanding of 9,587,406 as of June 30, 2025, the aggregate intrinsic value was $32,218,705. As of June 30, 2025, there was $7,063,617 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants and options included as a charge to operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 was $1,883,762 and $13,053,055. Equity-based compensation for the three and six months ended June 30, 2024, respectively was $4,688,372 and $10,254,826. The cost is expected to be recognized over a weighted-average period of 4.63 years.

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

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of June 30, 2025:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP	Venu Inc	Notes CS 1	El Paso	Total
Balance at December 31, 2024	(91,207)	6,631,807	585,324	20,093,064	(65,428)	110,810	3,137,215	4,595,687	(3,595)	-	100,625	-	35,094,303
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/25	(6,373)	77,831	(3,023)	(741,280)	177	(88,367)	(145,314)	(458,850)	(2,629)	(700)	(492)	-	(1,369,020)
Non-controlling interest issuance of shares	-	-	-	-	-	2,596,672	13,770,625	10,953,701	-	15,968	9,261	-	27,346,228
Distributions to non-controlling shareholders	-	(98,064)	(909)	-	-	-	-	-	-	-	(6,453)	-	(105,426)
Balance at March 31, 2025	(97,580)	6,611,574	581,392	19,351,784	(65,251)	(8,892)	16,762,526	15,090,538	(6,224)	15,268	102,941	-	60,966,085
Net income (loss) attributable to non-controlling interest 4/1-6/30/25	(10,417)	79,989	(2,494)	(693,602)	-	367,084	(270,898)	(338,617)	(1,204)	(3,365)	(4,954)	(7,881)	(886,359)
Non-controlling interest issuance of shares	-	-	-	-	-	468,182	296,999	12,724,912	-	64,078	162,958	4,122	13,721,252
Distributions to non-controlling shareholders	-	(109,714)	(909)	-	-	-	-	-	-	(9,367)	(26,369)	-	(146,359)
Balance at June 30, 2025	(10,417)	(29,725)	(3,403)	(693,602)	-	835,266	26,101	12,386,295	(1,204)	51,346	131,635	(3,759)	12,688,534

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Total
ASSETS
Cash	260,107	212,512	100,475	31,663	1,414,974	767,752	5,723,088	11,808,891	101,469	-	2,342	205,922	20,629,195
Property and equipment, net	40,583	10,631,874	10,277,794	47,620,003	36,724	22,745,062	12,172,841	1,980,140	202,483	-	-	-	105,707,504
Other assets	1,191,762	186,356	723,801	98,108	-	-	349,945	10,086,179	-	-	11,187	11,000	12,658,338
Total assets	1,492,452	11,030,742	11,102,070	47,749,774	1,451,698	23,512,814	18,245,874	23,875,210	303,952	-	13,529	216,922	138,995,037
LIABILITIES
Accounts payable	59,419	413	34,516	95,655	-	13,507,259	2,669,239	430,518	76,039	-	14,829	139,779	17,027,666
Accrued expenses and other	365,638	14,452	191,565	167,047	-	2,535,164	92,112	124,322	-	-	-	-	3,490,300
Other long-term liabilities	1,054,770	4,190,509	3,305,253	11,963,333	-	550,000	-	879,424	-	-	-	-	21,943,289
Total Liabilities	1,479,827	4,205,374	3,531,334	12,226,035	-	16,592,423	2,761,351	1,434,264	76,039	-	14,829	139,779	42,461,255
Stockholders’ Equity & NCI	12,625	6,825,368	7,570,736	35,523,739	1,451,698	6,920,391	15,484,523	22,440,946	227,913	-	(1,300)	77,143	96,533,782
Total liabilities and equity	1,492,452	11,030,742	11,102,070	47,749,774	1,451,698	23,512,814	18,245,874	23,875,210	303,952	-	13,529	216,922	138,995,037

The following table provides a summary of the Company’s non-controlling interests for the three-month periods ended June 30, 2025 and June 30, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP	Venu Inc	Notes CS 1	El Paso	Total
Balance at December 31, 2024	(91,207)	6,631,807	585,324	20,093,064	(65,428)	110,810	3,137,215	4,595,687	(3,595)	-	100,625	-	35,094,303
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/25	(6,373)	77,831	(3,023)	(741,280)	177	(88,367)	(145,314)	(458,850)	(2,629)	(700)	(492)	-	(1,369,020)
Non-controlling interest issuance of shares	-	-	-	-	-	2,596,672	13,770,625	10,953,701	-	15,968	9,261	-	27,346,228
Distributions to non-controlling shareholders	-	(98,064)	(909)	-	-	-	-	-	-	-	(6,453)	-	(105,426)
Balance at March 31, 2025	(97,580)	6,611,574	581,392	19,351,784	(65,251)	(8,892)	16,762,526	15,090,538	(6,224)	15,268	102,941	-	60,966,085
Net income (loss) attributable to non-controlling interest 4/1-6/30/25	(10,417)	79,989	(2,494)	(693,602)	-	367,084	(270,898)	(338,617)	(1,204)	(3,365)	(4,954)	(7,881)	(886,359)
Non-controlling interest issuance of shares	-	-	-	-	-	468,182	296,999	12,724,912	-	64,078	162,958	4,122	13,721,252
Distributions to non-controlling shareholders	-	(109,714)	(909)	-	-	-	-	-	-	(9,367)	(26,369)	-	(146,359)
Balance at June 30, 2025	(10,417)	(29,725)	(3,403)	(693,602)	-	835,266	26,101	12,386,295	(1,204)	51,346	131,635	(3,759)	12,688,534

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Total
Balance at December 31, 2023	(118,444)	6,733,243	601,110	21,620,755	288,653	47,106	2,053,440	-	31,225,863
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/24	15,652	82,506	(3,000)	(245,133)	(28,043)	(14,036)	(24,839)	(188)	(217,081)
Non-controlling interest issuance of shares	-	-	-	-	33,078	235,993	1,993,498	98,818	2,361,387
Distributions to non-controlling shareholders	-	(123,141)	(909)	-	-	-	-	-	(124,050)
Balance at March 31, 2024	(102,792)	6,692,608	597,201	21,375,622	293,688	269,063	4,022,099	98,630	33,246,119
Net income (loss) attributable to Non-Controlling Interest 4/1-6/30/24	11,469	94,097	(3,107)	(364,690)	(38,086)	(97,866)	(325,036)	(24,847)	(748,066)
Non-controlling interest issuance of shares	-	-	-	338,742	(130,839)	77,419	752,789	1,255,368	2,293,479
Distributions to non-controlling shareholders	-	(146,173)	(909)	-	-	-	-	-	(147,082)
Balance at June 30, 2024	(91,323)	6,640,532	593,185	21,349,674	124,763	248,616	4,449,852	1,329,151	34,644,450

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as a part of our ongoing business. Accordingly, we did not have any off-balance sheet arrangements during any of the periods presented.

Stockholders’ Equity

On September 6, 2024, Venu amended and restated is Articles of Incorporation to change its legal name to “Venu Holding Corporation” and cause all outstanding shares of its previously outstanding Class C Common Stock and Class D Common Stock to be converted on a one-for-one basis to shares of “Common Stock.” As of the filing of the Amended and Restated Articles of Incorporation, the Company’s authorized capital does not include Class A Voting Common Stock. As of June 30, 2025, the Company has 379,990 shares of Class B Non-Voting Common Stock and 40,080,292 shares of Common Stock issued and outstanding.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024, with respect to the Company having limited accounting personnel and as such, is unable to properly segregate duties relating to the Company’s internal controls over financial reporting. In addition, Venu’s financial close process was not sufficient. While Venu has processes to identify and appropriately apply applicable accounting requirements, Venu plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. The elements of Venu’s remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with enhanced accounting systems and financial close processes.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified material weakness in internal controls as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we grew our accounting 34% staff during the six months ended June 30, 2025 compared to June 30, 2024 and will continue to evaluate our experienced staffing needs to segregate duties to mitigate the risk of material misstatement due to fraud or error, including enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications and to improve our financial reporting processes.

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

Unregistered Sales of Equity Securities

As previously disclosed, on June 3, 2025, we issued 1,007,292 shares of our Common Stock to KWO, LLC in full satisfaction of a convertible note originally issued to KWO, LLC in January 2024. The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

As previously disclosed, on June 16, 2025, we issued 675 shares of Series B 4.0% Cumulative Redeemable Convertible Preferred Stock to Aramark Sports and Entertainment Services, LLC, with an aggregate purchase amount of $10.125 million. Each share of Series A Preferred Stock is convertible into 1,000 shares of Common Stock. The shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In April 2025, we issued a consultant 10,000 shares of our Common Stock in consideration for services rendered to the Company. The shares were offered and sold in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

In May 2025, we issued a consultant 10,000 shares of our Common Stock in consideration for services rendered to the Company. The shares were offered and sold in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On June 22, 2025, we issued 1,542,367 shares of Common Stock in full satisfaction of all principal and accrued interest due under certain promissory notes. The shares were offered and sold in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On July 22, 2025, we issued 103,667 shares of Common Stock upon the conversion of a secured promissory note to satisfy 50% of the outstanding obligations owed thereunder. The shares were offered and sold in reliance on the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

No underwriters were involved in the above transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended June 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Elimination of Series A Preferred Stock

On August 12, 2025, the Company filed a revocation with the Secretary of State of the State of Colorado to eliminate from its Articles of Incorporation all matters set forth in the Certificate of Designation, Preferences and Rights with respect to its Series A 8.0% Cumulative Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”). No shares of Series A Preferred Stock were issued, and shares of preferred stock previously designated as Series A Preferred Stock have reverted to being designated as authorized but unissued shares of preferred stock.

Leak-Out Agreements

As previously disclosed, our officers, directors, and certain other shareholders have entered into agreements that contractually restrict their ability to sell or transfer a portion of their shares during the first three-year period in which our Common Stock is listed on a national stock exchange or otherwise publicly quoted on the OTC. With respect to non-affiliates who are subject to similar contractual leak-out restrictions, in most cases such persons are, absent a waiver from the Company, prohibited from selling or transferring greater than 10% of their shares in any twelve-month period through November 25, 2027.

Of the 40,311,231 shares of Common Stock that are issued and outstanding as of August 14, 2025:

■	approximately 8,441,800 are freely tradable in the public market without restriction on transfer or subject to contractual “leak-out” restrictions or limitations.
■	31,869,430 are subject to “leak-out” restrictions, of which 6,614,064 are to be released of these restrictions on November 25, 2025; 3,208,885 are to be released of these restrictions on November 25, 2026; 22,042,981 are to be released of these restrictions on November 25, 2027; and 3,500 are scheduled released of these restrictions on November 25, 2028.

Of the aggregate of 14,748,148 shares beneficially owned by our officers and directors as of August 14, 2025:

■	8,630,657 shares are subject to “leak-out” restrictions, of which 1,106,179 are to be released of these restrictions on November 25, 2025; 941,481 are to be released of these restrictions on November 25, 2026; and 6,582,997 are to be released of these restrictions on November 25, 2027.
■	6,117,491 are not subject to the “leak-out” restrictions.

The aforementioned leak-out restrictions terminate if, at any time before November 25, 2025, the closing sales price of the Company’s Common Stock is at or above $25 for ten consecutive trading days.

Following the restrictive periods set forth in the agreements described above, and assuming that no parties are released from these agreements and that there is no extension of the restricted period, shares of our Common Stock will be eligible for sale in the public market in compliance with Rule 144 or another exemption under the Securities Act or pursuant to the registration statement of which this prospectus forms a part.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Venu Holding Corporation

Date: August 14, 2025	By:	/s/ JW Roth
JW Roth
Chief Executive Officer and Chairman

Date: August 14, 2025	By:	/s/ Heather Atkinson
Chief Financial Officer

