Form 10-Q
period 2025-09-30
Venu Holding Corp
filed 2025-11-14
CIK 1770501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______.

Commission File Number: 001-42422

Venu Holding Corporation

(Exact name of registrant as specified in its charter)

Colorado	82-0890721
(State of Incorporation)	(I.R.S. Employer Identification No.)

1755 Telstar Drive, Suite 501, Colorado Springs, Colorado	80920
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s common stock outstanding as of November 14, 2025 was 42,847,542.

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

Although we believe these forward-looking statements are reasonable, all forward-looking statements are subject to various risks and uncertainties, and our projections and expectations may be incorrect. The factors that may affect our expectations regarding our operations include, among others, the following:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements;

●	the level of our revenues, which depends in part on the popularity of concerts and events held at our venues, the performance of the artists who perform at our venues, and our ability to attract such concerts and events;

●	the costs and effectiveness of our marketing efforts, as well as our ability to promote our brands, future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements, our ability to compete effectively with existing competitors and new market entrants;

●	the level of our capital expenditures and other investments;

●	general economic conditions in the metropolitan areas in which our restaurants and venues operate or are being developed;

●	general instability of economic and political conditions in the United States, including inflationary pressures, interest rate fluctuations, slowdown or recession, and geopolitical tensions and the potential impact of economic conditions on our liquidity, operations, and personnel;

●	our ability to raise financing in the future and to obtain additional capital on terms that are favorable to us or at all;

●	the demand for sponsorship and firepit suite arrangements at our venues and amphitheaters;

●	the effect of any postponements or cancellations by third parties or the Company of scheduled events, whether as a result of a public health emergency due to operational challenges and other health and safety concerns or otherwise;

●	our reliance on third parties;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

●	the performance of the Company’s information technology systems and its ability to maintain data security;

●	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

●	the increased expenses associated with being a public company; and

●	other risks described from time to time in our filings with the Securities and Exchange Commission.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in US Dollars)

	As of
	September 30,	December 31,
	2025	2024
ASSETS	Unaudited	Audited
Current assets
Cash and cash equivalents	$58,181,816	$37,969,454
Inventories	188,898	225,283
Prepaid expenses and other current assets	2,378,293	850,951
Total current assets	60,749,007	39,045,688
Other assets
Property and equipment, net	250,191,115	137,215,936
Intangible assets, net	161,238	211,276
Operating lease right-of-use assets, net	1,082,434	1,351,600
Investment in EIGHT Brewing	1,999,999	-
Investment in related parties	555,262	550,000
Security and other deposits	68,265	43,015
Total other assets	254,058,313	139,371,827
Total assets	$314,807,320	$178,417,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$24,035,687	$7,283,033
Accrued expenses	1,573,016	3,556,819
Accrued payroll and payroll taxes	848,172	262,387
Deferred revenue	2,016,391	1,528,159
Current portion of convertible debt	-	9,433,313
Current portion of operating lease liabilities	344,992	364,244
Current portion licensing liability	223,333	-
Current portion NNN firesuite liability	656,700	-
Current portion of long-term debt	352,367	2,101,501
Total current liabilities	30,050,658	24,529,456

Long-term portion of operating lease liabilities	768,894	1,020,604
Long-term licensing liability and other liabilities	8,826,856	7,950,000
Long-term convertible debt	1,865,115	-
Long-term NNN firesuite liability	10,150,217	-
Long-term debt, net of current portion	56,694,690	14,100,217
Total liabilities	$108,356,430	$47,600,277
Commitments and contingencies - See Note 14
Mezzanine Equity
Contingently Redeemable Convertible Cumulative Series B Preferred Stock, $0.001 par-675 authorized, 675 issued and outstanding at September 30, 2025	$10,125,000	$-
Stockholders’ Equity
Preferred stock, $0.001 par - 5,000,000 authorized, none issued or outstanding	-	-
Common stock, $0.001 par - 144,000,000 authorized, 43,248,732 issued and outstanding at September 30, 2025 and 37,471,465 issued and outstanding at December 31, 2024	43,249	37,472
Class B common stock, $0.001 par - 1,000,000 authorized, 379,990 issued and outstanding at September 30, 2025 and December 31, 2024	379	379
Additional paid-in capital	205,812,053	144,546,368
Accumulated deficit	(83,203,658)	(47,361,208)
	$122,652,023	$97,223,011
Treasury Stock, at cost - 276,245 shares at September 30, 2025 and December 31, 2024	(1,500,076)	(1,500,076)
Total Venu Holding Corporation and subsidiaries equity	$121,151,947	$95,722,935
Non-controlling interest	75,173,943	35,094,303
Total stockholders’ equity	$196,325,890	$130,817,238
Total liabilities and stockholders’ equity	$314,807,320	$178,417,515

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Restaurant including food and beverage revenue, net	$2,269,005	$2,740,411	$6,859,098	$8,144,605
Event center ticket and fees revenue, net	2,764,796	2,002,572	5,019,548	4,663,228
Rental and sponsorship revenue, net	350,953	708,992	1,492,573	759,123
Total revenues, net	$5,384,754	$5,451,975	$13,371,219	$13,566,956
Operating costs
Food and beverage	546,672	653,178	1,658,058	1,901,590
Event center	924,061	435,841	2,577,623	1,727,311
Labor	1,157,747	1,152,909	3,275,576	3,358,871
Rent	399,704	333,192	1,174,038	975,756
General and administrative	9,815,684	4,777,577	25,019,942	20,351,859
Equity compensation	1,181,841	671,819	14,406,223	3,927,325
Depreciation and amortization	1,330,893	1,103,720	4,080,668	2,319,513
Total operating costs	$15,356,602	$9,128,236	$52,192,128	$34,562,225

Loss from operations	$(9,971,848)	$(3,676,261)	$(38,820,909)	$(20,995,269)

Other income (expense), net
Interest income (expense)	338,935	(886,211)	(2,567,947)	(2,214,887)
Other expense	(156,362)	-	(202,087)	(2,500,000)
Other income	497,082	35,000	562,406	97,500
Total other income (expense), net	679,655	(851,211)	(2,207,628)	(4,617,387)

Net loss	$(9,292,193)	$(4,527,472)	$(41,028,537)	$(25,612,656)

Net loss attributable to non-controlling interests	(2,930,706)	(595,251)	(5,186,085)	(1,560,398)
Net loss attributable to Venu	(6,361,487)	(3,932,221)	(35,842,452)	(24,052,258)
Preferred stock dividend	103,500	-	120,375	-
Net loss attributable to common stockholders	$(6,464,987)	$(3,932,221)	$(35,962,827)	$(24,052,258)

Weighted average number of shares of Class B common stock, outstanding, basic and diluted	379,990	383,656	379,990	839,116
Basic and diluted net loss per share of Class B common stock	$(0.15)	$(0.13)	$(0.91)	$(0.58)

Weighted average number of shares of Class C common stock, outstanding, basic and diluted	-	20,997	-	9,027,155
Basic and diluted net loss per share of Class C common stock	$-	$(0.13)	$-	$(0.58)

Weighted average number of shares of Class D common stock, outstanding, basic and diluted	-	25,879,401	-	21,805,264
Basic and diluted net loss per share of Class D common stock	$-	$(0.13)	$-	$(0.58)

Weighted average number of shares of Common stock, outstanding, basic and diluted	41,355,312	3,282,150	38,957,034	9,775,099
Basic and diluted net loss per share of Common stock	$(0.15)	$(0.13)	$(0.91)	$(0.58)

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in US Dollars)

Unaudited

	Class B Common Stock		Class C Common Stock		Class D Common Stock		Common Stock				Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Number of Shares	Amount	Total Venu Holding Corporation Equity	Non- Controlling Interests	Total Equity
Balances at January 1, 2025	379,990	$379	-	$-	-	$-	37,471,465	$37,472	$144,546,368	$(47,361,208)	276,245	$(1,500,076)	$95,722,935	$35,094,303	$130,817,238
Equity issued for services	-	-	-	-	-	-	10,000	10	99,990	-	-	-	100,000	-	100,000
Equity based compensation	-	-	-	-	-	-	-	-	11,240,620	-	-	-	11,240,620	-	11,240,620
Warrants issued as debt discount with convertible debt transaction	-	-	-	-	-	-	-	-	526,329	-	-	-	526,329	-	526,329
Equity issued for interest for convertible promissory note renewal	-	-	-	-	-	-	21,876	22	218,738	-	-	-	218,760	-	218,760
Subsidiary issuance of shares	-	-	-	-	-	-	-	-	(11,378,978)	-	-	-	(11,378,978)	27,346,228	15,967,250
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(105,426)	(105,426)
Net loss	-	-	-	-	-	-	-	-	-	(18,063,730)	-	-	(18,063,730)	(1,369,020)	(19,432,750)
Balances at March 31, 2025	379,990	$379	-	$-	-	$-	37,503,341	$37,504	$145,253,067	$(65,424,938)	276,245	$(1,500,076)	$78,365,936	$60,966,085	$139,332,021
Equity issued for services	-	-	-	-	-	-	20,000	20	177,880	-	-	-	177,900	-	177,900
Equity based compensation	-	-	-	-	-	-	-	-	1,783,762	-	-	-	1,783,762	-	1,783,762
Warrants issued as debt discount with convertible debt transaction	-	-	-	-	-	-	-	-	960,000	-	-	-	960,000	-	960,000
Conversion of convertible debt and interest to common stock	-	-	-	-	-	-	1,007,292	1,007	10,071,909	-	-	-	10,072,916	-	10,072,916
Conversion of convertible promissory note to common stock	-	-	-	-	-	-	1,500,000	1,500	14,998,500	-	-	-	15,000,000	-	15,000,000
Equity issued for interest for convertible promissory note	-	-	-	-	-	-	42,367	42	423,625	-	-	-	423,667	-	423,667
Equity issued for interest for convertible promissory note renewal	-	-	-	-	-	-	7,292	7	72,913	-	-	-	72,920	-	72,920
Contingently Redeemable Convertible Cumulative Series B Preferred Stock dividends accrued	-	-	-	-	-	-	-	-	(16,875)	-	-	-	(16,875)	-	(16,875)
Subsidiary issuance of shares	-	-	-	-	-	-	-	-	(5,234,265)	-	-	-	(5,234,265)	13,721,252	8,486,987
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(146,359)	(146,359)
Net loss	-	-	-	-	-	-	-	-	-	(11,417,233)	-	-	(11,417,233)	(886,361)	(12,303,594)
Balances at June 30, 2025	379,990	$379	-	$-	-	$-	40,080,292	$40,080	$168,490,516	$(76,842,171)	276,245	$(1,500,076)	$90,188,728	$73,654,617	$163,843,345
Issuance of shares	-	-	-	-	-	-	2,937,500	2,938	32,946,163	-	-	-	32,949,101	-	32,949,101
Exercise of warrants	-	-	-	-	-	-	127,273	127	344,973	-	-	-	345,100	-	345,100
Equity based compensation	-	-	-	-	-	-	-	-	1,353,168	-	-	-	1,353,168	-	1,353,168
Conversion of convertible promissory note to common stock	-	-	-	-	-	-	100,000	100	122,710	-	-	-	122,810	-	122,810
Equity issued for interest for convertible promissory note	-	-	-	-	-	-	3,667	4	36,663	-	-	-	36,667	-	36,667
Contingently Redeemable Convertible Cumulative Series B Preferred Stock dividends accrued	-	-	-	-	-	-	-	-	(103,500)	-	-	-	(103,500)	-	(103,500)
Subsidiary issuance of shares, net of Venu purchase of Subsidiary shares	-	-	-	-	-	-	-	-	2,621,360	-	-	-	2,621,360	6,655,153	9,276,513
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,205,121)	(2,205,121)
Net loss	-	-	-	-	-	-	-	-	-	(6,361,487)	-	-	(6,361,487)	(2,930,706)	(9,292,193)
Balances at September 30, 2025	379,990	$379	-	$-	-	$-	43,248,732	$43,249	$205,812,053	$(83,203,658)	276,245	$(1,500,076)	$121,151,947	$75,173,943	$196,325,890

Balances at December 31, 2023	1,959,445	$1,960	30,306,030	$30,306	$-	$-	-	$-	$47,743,085	$(17,021,453)	76,245	$(76)	$30,753,822	$31,225,863	$61,979,685
Issuance of shares	-	-	2,008,750	2,009	-	-	-	-	20,085,491	-	-	-	20,087,500	-	20,087,500
Exercise of warrants	40,349	40	-	-	-	-	-	-	-	-	-	-	40	-	40
Equity issued for services	-	-	700,000	700	-	-	-	-	6,999,300	-	-	-	7,000,000	-	7,000,000
Conversion of Common Stock Class B to Common Stock Class D	(1,619,804)	(1,620)	-	-	1,619,804	1,620	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class C to Common Stock Class D	-	-	(33,014,780)	(33,015)	33,014,780	33,015	-	-	-	-	-	-	-	-	-
Equity based compensation	-	-	-	-	-	-	-	-	2,566,254	-	-	-	2,566,254	-	2,566,254
Shareholder contribution associated with convertible debt transaction	-	-	-	-	-	-	-	-	2,500,000	-	-	-	2,500,000	-	2,500,000
Warrants issued as debt discount	-	-	-	-	-	-	-	-	3,000,140	-	-	-	3,000,140	-	3,000,140
Subsidiary issuance of shares	-	-	-	-	-	-	-	-	8,013,613	-	-	-	8,013,613	2,361,387	10,375,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(124,050)	(124,050)
Net loss	-	-	-	-	-	-	-	-	-	(15,598,938)	-	-	(15,598,938)	(217,081)	(15,816,019)
Balances at March 31, 2024	379,990	$380	-	$-	34,634,584	$34,635	-	$-	$90,907,883	$(32,620,391)	76,245	$(76)	$58,322,431	$33,246,119	$91,568,550
Issuance of shares	-	-	526,250	526	-	-	-	-	5,163,315	-	-	-	5,163,841	-	5,163,841
Exercise of warrants	12,498	12	-	-	-	-	-	-	-	-	-	-	12	-	12
Conversion of Common Stock Class B to Common Stock Class D	(8,832)	(9)	-	-	8,832	9	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class C to Common Stock Class D	-	-	(526,250)	(526)	526,250	526	-	-	-	-	-	-	-	-	-
Equity issued for fixed asset acquisition	-	-	-	-	276,100	276	-	-	2,760,724	-	-	-	2,761,000	-	2,761,000
Equity based compensation	-	-	-	-	-	-	-	-	689,252	-	-	-	689,252	-	689,252
Equity issued for interest and fees for convertible debt transaction	-	-	-	-	32,940	33	-	-	329,367	-	-	-	329,400	-	329,400
Subsidiary issuance of shares	-	-	-	-	-	-	-	-	10,226,521	-	-	-	10,226,521	2,293,479	12,520,000
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(147,082)	(147,082)
Net loss	-	-	-	-	-	-	-	-	-	(4,521,099)	-	-	(4,521,099)	(748,066)	(5,269,165)
Balances at June 30, 2024	383,656	$383	-	$-	35,478,706	$35,479	-	$-	$110,077,062	$(37,141,490)	76,245	$(76)	$72,971,358	$34,644,450	$107,615,808
Issuance of shares	-	-	297,584	297	316,757	317	-	-	5,174,548	-	-	-	5,175,162	-	5,175,162
Conversion of Common Stock Class D to Common Stock	-	-	(297,584)	(297)	(35,795,463)	(35,796)	36,093,047	36,093	-	-	-	-	-	-	-
Equity issued for fixed asset acquisition	-	-	-	-	-	-	21,876	22	218,728	-	-	-	218,750	-	218,750
Equity based compensation	-	-	-	-	-	-	-	-	671,819	-	-	-	671,819	-	671,819
Acquisition of treasury stock	-	-	-	-	-	-	(200,000)	(200)	200	-	200,000	(1,500,000)	(1,500,000)	-	(1,500,000)
Subsidiary issuance of shares	-	-	-	-	-	-	-	-	5,772,164	-	-	-	5,772,164	1,233,118	7,005,282
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(621,950)	(621,950)
Net loss	-	-	-	-	-	-	-	-	-	(3,932,221)	-	-	(3,932,221)	(595,251)	(4,527,472)
Balances at September 30, 2024	383,656	$383	-	$-	-	$-	35,914,923	$35,915	$121,914,521	$(41,073,711)	276,245	$(1,500,076)	$79,377,032	$34,660,367	$114,037,399

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in US Dollars)

	For the nine months ended September 30,
	2025	2024
Net loss	$(41,028,537)	$(25,612,656)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of 13141 BP	(288,668)	-
Equity issued for interest on debt	291,680	448,150
Equity based compensation	14,377,550	3,927,325
Equity issued for services	277,900	7,000,000
Amortization of debt discount	2,092,367	1,985,568
Non cash lease expense	276,967	268,635
Depreciation and amortization	4,080,668	2,319,513
Noncash financing expense	-	2,500,000
Project abandonment loss	-	579,981
Non cash interest and debt discount	(294,523)	-
Changes in operating assets and liabilities:
Inventories	36,385	(41,125)
Prepaid expenses and other current assets	(1,527,342)	(2,332,721)
Security and other deposits	(25,250)	325,026
Accounts payable	16,752,654	3,233,914
Accrued expenses	(2,104,178)	12,439,542
Accrued payroll and payroll taxes	585,785	(14,530)
Deferred revenue	488,232	1,445,026
Operating lease liabilities	(278,763)	(235,641)
Licensing liability	1,100,189	5,100,000
Net cash (used in) provided by operating activities	(5,186,884)	13,336,007
Cash flows from investing activities
Purchase of property and equipment	(76,428,062)	(61,615,767)
Investment in EIGHT Brewing	(1,999,999)	-
Investment in related party	(5,262)	-
Proceeds from sale of 13141 BP	2,627,990	-
Cash acquired in acquisition of 13141 BP	-	74,085
Net cash used in investing activities	(75,805,333)	(61,541,682)
Cash flows from financing activities
Receipt of convertible promissory note	18,000,000	-
Proceeds from NNN firesuite liability	10,757,500	-
Proceeds from municipality promissory note	-	6,200,000
Proceeds from issuance of Contingently Redeemable Convertible Cumulative Series B Preferred Stock	10,125,000	-
Proceeds from issuance of shares	32,949,101	30,426,503
Proceeds from exercise of warrants	345,100	52
Proceeds from sale of non-controlling interest equity	33,730,750	29,900,282
Acquisition of Treasury Stock	-	(1,500,000)
Principal payments on long-term debt	(245,966)	(232,327)
Payment of promissory note	(2,000,000)	-
Payment for personal guarantee on convertible debt	-	(100,000)
Distributions to non-controlling shareholders	(2,456,906)	(893,082)
Net cash provided by financing activities	101,204,579	63,801,428
Net increase in cash and cash equivalents	20,212,362	15,595,753
Cash and cash equivalents, beginning	37,969,454	20,201,104
Cash and cash equivalents, ending	$58,181,816	$35,796,857
Supplemental disclosure of non-cash operating, investing and financing activities:
Cash paid for interest	$390,690	$296,593
Property acquired via promissory note	$37,000,000	$-
Conversion of convertible debt and interest to common equity	$25,928,296	$-
Debt discounts - warrants	$1,486,329	$3,000,140
Accrued preferred stock dividends	$120,375	$-
Property acquired via convertible debt	$-	$10,000,000
Land returned in exchange for termination of promissory note payable	$-	$3,267,000
Right of Use Assets obtained in exchange for operating lease liabilities	$-	$471,476
Debt discount - suite granted to lender	$-	$200,000
Equity issued for origination fee	$-	$100,000

See notes to accompanying condensed consolidated financial statements.

Venu Holding Corporation and subsidiaries

Notes To the Condensed Consolidated Financial Statements

as of and for the three and nine months ended

September 30, 2025 and 2024

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

The Company’s subsidiaries and its interests in each are presented below as of September 30, 2025 and December 31, 2024:

		As of	As of
	Place of	September 30, 2025	December 31, 2024
Name of Entity	Incorporation	Interest	Interest
Bourbon Brothers Holdings LLC (“BBH”)	Colorado	100%	100%
Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBST”)	Colorado	100%	100%
Bourbon Brothers Presents, LLC d/b/a Phil Long Music Hall (“BBP”)	Colorado	89%	89%
Bourbon Brothers Smokehouse and Tavern GA, LLC (“BBSTGA”)	Georgia	100%	100%
Bourbon Brothers Presents GA, LLC (“BBPGA”)	Georgia	100%	100%
Notes Holding Company, LLC (“NH”)	Colorado	100%	100%
13141 Notes, LLC d/b/a Notes (“Notes”)	Colorado	100%	100%
Sunset Amphitheater, LLC (“Sunset”) *	Colorado	13%	10%
Hospitality Income & Asset, LLC (“HIA”) *	Colorado	99%	99%
Bourbon Brothers Licensing, LLC (“BBL”)	Colorado	100%	100%
GA HIA, LLC (“GAHIA”) *	Colorado	15%	16%
Notes Live Real Estate, LLC (“NotesRE”)	Colorado	100%	100%
Roth’s Sea & Steak, LLC (“Roth Sea”)	Colorado	100%	100%
Sunset Operations, LLC (“SunsetOps”)	Colorado	100%	100%
Sunset Hospitality Collection, LLC (“SHC”) *	Colorado	52%	47%
Notes Hospitality Collection, LLC (“NHC”)	Colorado	100%	100%
Sunset at Broken Arrow, LLC (“BA”) *	Colorado	55%	74%
Sunset at Mustang Creek, LLC (“MC”) *	Colorado	100%	89%
Sunset at McKinney, LLC (“MK”) *	Colorado	48%	80%
Sunset Operations at McKinney, LLC (“McKinneyOps”)	Colorado	100%	100%
Sunset at El Paso, LLC (“EP”) *	Colorado	98%	100%
Sunset Operations at El Paso, LLC (“EPOps”)	Colorado	100%	100%
Polaris Pointe Parking, LLC (“PPP”)	Colorado	100%	100%
Venu Income, LLC (“Income”)	Colorado	95%	0%
Venu VIP Rides, LLC (“Rides”) *	Colorado	50%	50%
Notes CS I, DST (“Trust”) *	Delaware	90%	100%
Notes CS I Holdings, LLC (“Holdings LLC”)*	Colorado	100%	100%
Notes CS I ST, LLC (“Signatory”)*	Colorado	100%	100%
Venu LuxeSuite Holdings, LLC (“Luxe”)	Colorado	97%	0%
Venu 280, LLC (“Artist 280”)*	Colorado	100%	0%
Venu Presents LLC (“Venu Presents”)*	Colorado	100%	0%

*	These entities are considered majority-owned subsidiaries or variable interest entities and consolidated into the Venu Holding Corporation consolidated financials

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

Bourbon Brothers Presents GA, LLC (“BBPGA”) is the Company’s concert and event venue in Gainesville, Georgia, specializing in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements. Additionally, this concert and event venue facility is utilized to host corporate events and weddings. BBPGA is the sole owner and operator of the facility operations.

Bourbon Brothers Licensing, LLC (“BBL”) BBL is designed to exclusively serve as the entity which licenses the Bourbon Brothers brand.

Notes Holding Company, LLC (“NH”) is a pass-through entity established to hold the Company’s equity interests in various subsidiaries.

13141 Notes, LLC (“Notes”) is the restaurant operating entity, managing the Notes Eatery (formally known as Buttermilk Eatery, LLC which changed its name on August 8, 2022), located in Colorado Springs, Colorado, which opened in June 2020 and closed on July 18, 2025.

13141 BP, LLC (“13141 BP”) was acquired by the Company on June 26, 2024. The Company purchased 100% of the membership units from 13141 BP’s members. 13141 BP owned the land and buildings from which Notes used under an existing lease arrangement. The Company owned 100% of this subsidiary and 100% of its voting control until 13141 BP’s sale of the land and building to a 3rd party on July 18, 2025, at which time the Company determined the disposed component does not meet discontinued-operations criteria, its financial impacts are reported within the normal results of continuing operations (and not segregated below income from continuing ops).

Sunset Amphitheater, LLC (“Sunset”) is a hospitality-focused music venue located in Colorado Springs. This venue opened in August 2024 d/b/a Ford Amphitheater. The Company owns 13% of this variable interest entity and 100% of its voting control and consolidates it into its financials.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Hospitality Income & Asset, LLC (“HIA”) was acquired by the Company on April 1, 2022 and owns the land and buildings for which both BBST and BBP currently use from existing lease arrangements. The Company owns 99% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

GA HIA, LLC (“GAHIA”) owns the land and buildings for which both BBSTGA and BBPGA currently use from existing lease arrangements. GAHIA is the Colorado-based entity that holds the Company’s Georgia based operations. The Company owns 15% of this variable interest entity and 100% of its voting control and consolidates it into its financials.

Notes Live Real Estate, LLC (“NotesRE”) holds title to certain Company real estate assets.

Roth’s Sea & Steak LLC (f/k/a (Roth’s Seafood and Chophouse, LLC) (“Roth Sea”) is a restaurant adjacent to Ford Amphitheater which opened to the public in early November 2025.

Sunset Operations, LLC (“Sunset Ops”) is the operating entity that manages the operations of Ford Amphitheater which opened August 9, 2024.

Notes Hospitality Collection, LLC (“NHC”) is the operating entity that manages the venue rentals and 1,200 additional seating which can be utilized to view the concerts and shows at Ford Amphitheater and opened to the public in early November 2025.

Sunset Hospitality Collection, LLC (“SHC”) is the entity that owns the venue that includes Roth’s Sea and NHC which opened to the public in early November 2025. The Company owns 52% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at Broken Arrow, LLC (“Sunset BA”) is a hospitality-focused music venue located in Broken Arrow, OK and officially broke ground in October 2025. The Company owns 55% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at Mustang Creek, LLC (“Sunset MC”) was planned to be a hospitality-focused music venue located in Mustang Creek, OK. The Company does not plan to move forward with operations in this municipality.

Sunset at McKinney, LLC (“Sunset MC”) is a hospitality-focused music venue located in McKinney, TX and officially broke ground in June 2025. The Company owns 48% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset Operations at McKinney, LLC (“McKinneyOps”) is the operating entity that manages the Sunset Amphitheater in McKinney, TX operations and is slated to open when construction is completed which is anticipated in 2026.

Sunset at El Paso, LLC (“Sunset EP”) is a hospitality-focused music venue located in El Paso, TX and anticipates its official groundbreaking in November 2025. The Company owns 98% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset Operations at El Paso, LLC (“EPOps”) is the operating entity that manages the Sunset Amphitheater in El Paso, TX operations and is slated to open when construction is completed which is anticipated in 2026.

Polaris Pointe Parking, LLC (“PPP”) owns the land for parking at Sunset Ops (refer to Note 16 – Subsequent Events footnote regarding the purchase and sale agreement of the land in October 2025).

Venu VIP Rides, LLC (“Rides”) is an entity that provides transportation services to Venu’s employees and shareholders. The Company owns 50% of the subsidiary and 100% of its voting control and consolidates it into its financials.

Venu LuxeSuite Holdings, LLC (“Luxe”) is an entity that provides real estate investment opportunities for NNN investors into the Company’s Luxe FireSuites under a triple net lease structure. The Company owns 97% of this subsidiary and 100% of its voting control and consolidates it into its financials.

Notes CS I, DST (“DST”) is an entity that owns the land that Sunset Amphitheater, LLC has its improvements on for the Ford Amphitheater. On August 22, 2024 Notes RE conveyed the 9.41 acres of real property upon which the Ford Amphitheater is located to Notes CS I Holdings, LLC, a wholly owned subsidiary of Venu (“Holdings LLC”), and Holdings LLC conveyed that property to Notes CS I, DST, a Delaware Statutory Trust (the “Trust”) in exchange for a 100% of the beneficial interests in the Trust. The signatory trustee for the Trust is Notes CS I ST, LLC, a wholly owned

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

subsidiary of Venu. Beneficial owners have no voting rights with respect to the affairs of the Trust and do not have legal title to any portion of the property held by the Trust. Instead, the signatory trustee has the sole power and authority to manage the activities and affairs of the Trust, including the power and authority to sell the property and the Trust holds legal title to the property. Under the documents governing the Trust, beneficial interest holders are entitled to distributions on a pro rata basis of the base rent payments made to the Trust from the ground tenant. Holdings, LLC has sold beneficial interests to third parties but in no event is it expected that Holdings LLC would cease to hold a beneficial interest in the Trust.

Venu 280, LLC d/b/a Artist 280 (“Artist 280”) is an entity created, in part, to provide private air and travel services to artists who perform at certain Company venues. The Company owns 100% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Venue Presents, LLC (“Venu Presents”) is the operator that manages the Sunset Amphitheater in McKinney, TX operations and premises.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying Unaudited Condensed Consolidated Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The accounts of the Company and its consolidated subsidiaries are included in the Condensed Consolidated Financial Statements.

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

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, opening, planning and operating its restaurants and event venues in Colorado, Georgia, Tennessee, Oklahoma and Texas. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting,

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.

The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. As of the issuance of these financials, management has concluded that substantial doubt about the Company’s ability to continue as a going concern for the next twelve months has been alleviated.

The Company had an accumulated deficit of $83,203,658 and $47,361,208 as of September 30, 2025 and December 31, 2024, respectively, and incurred net losses of $41,028,537 and $25,612,656 for the nine months ended September 30, 2025 and 2024, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s plan, as described below, such substantial doubt has been alleviated. The Company believes that cash on hand, the improved profitability over the next twelve months from the operating entities in Colorado Springs, Colorado and Gainesville, Georgia, along with full seasons of operations of Ford Amphitheater in 2025 and 2026 will allow the Company to continue its business operations. The opening of Roth’s Sea & Steak in late 2025, combined with potential additional capital raising and debt financing, will allow the Company to continue its business operations. However, there is no guarantee that the Company will be able to execute on these plans as laid out above.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all highly liquid investments with an original maturity of three months or less. Our cash and cash equivalents include bank accounts as well as interest-bearing accounts consisting primarily of bank deposits and money market accounts managed by third-party financial institutions. As of September 30, 2025, the Company had $22,859,961 of cash equivalents in the form of money market accounts that earned interest income of $38,994 and $166,480 for the three and nine months ended September 30, 2025. As of December 31, 2024, the Company had $15,241,184 of cash equivalents in the form of money market accounts that earned interest income of $286,107 and $705,729 for the three and nine months ended September 30, 2024. Cash balances and cash equivalents may exceed federally insured limits.

Inventories

Inventories, consisting principally of food, beverages and supplies, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. The Company reviews inventory on a weekly basis and determines if slow-moving or obsolete inventory exists. No allowance is deemed necessary as of September 30, 2025 and December 31, 2024.

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

Property and Equipment

Property and equipment are recorded at historical cost net of accumulated depreciation and amortization, write-downs and impairment losses. Property and equipment are recorded as construction in progress until they are placed in service, and are depreciated or amortized once placed in service. Depreciation and amortization are calculated on a straight-line basis over the following periods:

The estimated useful lives are:

Leasehold improvements	Shorter of lease term or useful life
Furniture, fixtures and equipment	2-10 years
Buildings	Up to 40 years
Aircraft	20 years

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment Assessment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An evaluation for impairment is performed at the lowest level of identifiable cash flows. An impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. No impairment loss was recognized during the periods ending September 30, 2025 and September 30, 2024.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. This ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied. The Company recognizes revenue from restaurant sales when food and beverage products are transferred to the customer. Revenue from a venue rental, concert or show is recognized when the event, concert or show occurs. Amounts collected in advance of the event are recorded as deferred revenue until the event occurs. Amounts collected from sponsorship agreements, which are not related to a single event, are classified as deferred revenue and recognized over the term of the agreements as the benefits are provided to the sponsors. As of September 30, 2025 and December 31, 2024, deferred revenue totaled $2,016,391 and $1,528,159, respectively. As of September 30, 2024 and December 31, 2023, deferred revenue totaled $2,209,107 and $764,081, respectively. During the nine months ended September 30, 2025, the Company recognized $1,721,766 in revenue from its deferred revenue balance as of December 31, 2024. During the nine months ended September 30, 2024, the Company recognized $718,722 in revenue from its deferred revenue balance as of December 31, 2023. There are no refunds or allowance for refunds in accordance with the Company’s reservation policies, which do not allow for, except in limited circumstances. The Company accounts for the licensing of its hospitality fire pit suites of Notes Hospitality Collection and its owners club memberships for Sunset at Broken Arrow and Sunset at McKinney as a long-term licensing liability. The deposits range from $50,000 to $100,000 and fully prepaid licenses of $100,000 to $200,000 are recognized in this account. The amortization of these liabilities started to be recognized in June 2025 when NHC in Colorado Springs opened its suites fully in June 2025 with four months of recognition totaling $74,444 in rental income as of September 30, 2025. The Company contracted with a subsidiary of the Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within the Company’s Amphitheater Operations, its pre-sells naming rights to its amphitheater by partnering with industry-leading brands under naming-rights agreements. The Company generates net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at the Company’s venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event the Company promotes and hosts, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within the Company’s net amphitheater revenue recognition from AEG. As of September 30, 2025 and December 31, 2024, the Company had a net receivable of $1,389,692 and $193,766, respectively, with no allowance for credit losses as the Company believes the balance is fully collectible.

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

Long-term Licensing Liability

The Company accounts for the licensing of its hospitality fire pit suites of Notes Hospitality Collection and its owners club memberships for Sunset at Broken Arrow and Sunset at McKinney as a long-term licensing liability. The deposits range from $50,000 to $100,000 and fully prepaid licenses of $100,000 to $200,000 are recognized in this account. The amortization of these liabilities started to be recognized in June 2025 when NHC in Colorado Springs opened its suites fully in June 2025 and is expected to be amortized for Sunset at Broken Arrow in summer of 2026 and Sunset at McKinney in Q3/Q4 2026.

Advertising Expenses

Advertising costs are expensed as incurred and included in operating expenses in the accompanying condensed consolidated statements of operations. Total advertising expenses were approximately $1,269,240 and $4,290,007 for the three- and nine- month periods ended September 30, 2025 and $715,380 and $2,122,638 for the three- and nine-month periods ended September 30, 2024, respectively.

Pre-Opening Expenses

Non-capital expenditures associated with opening a new restaurant, event center, or amphitheater are expensed as incurred. These costs consist of expenses incurred before the opening of a new location and include occupancy, labor, travel, training, food, beverage, marketing and other initial supplies and expenses. These costs are included in general and administrative expenses reported in our condensed consolidated statements of operations.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization of debt issuance costs of $348,000 and $2,238,061 for the three- and nine-month periods ended September 30, 2025 and $850,752 and $1,985,567 for the three- and nine-month periods ended September 30, 2024, respectively, are included in interest expense in the accompanying condensed consolidated statements of operations.

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

The Company accounts for the change in its ownership interest while it retains its 100% controlling financial interest, as the Company owns 100% of the voting membership interest, in all of its majority-owned subsidiaries and VIEs as equity transactions. As such, the Company is the entity that holds the majority, and only, voting interests and is also the primary beneficiary of the VIEs. These VIEs meets the definition of a business and the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations, The Company is the holder of controlling variable interests in its VIEs and is also the holder as the primary beneficiary of all of its VIEs. These VIEs exist for the Company’s operations and purposes. The Company is the sole manager of the legal entity and operating manager of these VIEs. The Company would provide support to the VIEs, including events that may expose the Company to the VIEs reporting losses. The Company directly controls the VIE’s financial position in terms of operations, construction, acquisition of real estate, financial performance and directs its cash flows. As the VIEs issue voting equity interests to the Company, the Company holds 100% voting interest and is also the primary beneficiary of the VIE. The VIEs meet or will meet the definition of a business once open for operations and the VIEs’ assets can be used for purposes other than settlement of the VIE’s obligations. The carrying value of the NCI should be adjusted to reflect the change in the Company’s ownership interest in the subsidiary, and differences between the fair value of the consideration received and the amount by which the NCI is adjusted should be recognized in equity attributable to the Company. This may be shown as NCI and as additional paid in capital to the Company when combined agree to the subsidiary issuance of shares as shown in the Condensed Consolidated Statements of Change in Stockholders’ Equity (Deficit).

If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings. These may be majority-owned subsidiaries or variable interest entities that the Company has 100% voting control of.

During the three and nine months ended September 30, 2025, the Company bought 5,100,000 membership units of SHC. This purchase transaction did not result in a change in control of SHC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of September 30, 2025:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Total
ASSETS
Cash	16,068	523,015	319,467	9,365	-	747,034	3,087,147	7,025,637	47,352	904,122	6,351	4,373,880	17,059,438
Property and equipment, net	132,837	10,360,874	9,567,452	47,467,465	-	43,187,087	40,624,515	53,746,598	523,052	-	-	-	205,609,880
Other assets	1,118,322	311,473	635,749	10,000	-	6,005,453	1,046,338	12,964,383	3,470,001	1,854,413	4,499	350,000	27,770,631
Total assets	1,267,227	11,195,362	10,522,668	47,486,830	-	49,939,574	44,758,000	73,736,618	4,040,405	2,758,535	10,850	4,723,880	250,439,949
LIABILITIES
Accounts payable	24,246	-	8	6,828	-	29,122,687	1,557,937	10,942,893	198,623	10,000	2,570	10,001	41,875,793
Accrued expenses and other	361,938	439,626	472,581	18,984	-	-	48,051	98,622	6,651	-	7,199	1,683	1,455,335
Other long-term liabilities	985,024	3,942,416	2,926,711	-	-	675,000	5,937,119	26,666,360	-	-	-	-	41,132,630
Total Liabilities	1,371,208	4,382,042	3,399,300	25,812	-	29,797,687	7,543,107	37,707,875	205,274	10,000	9,769	11,684	84,463,758
Stockholders’ Equity & NCI	(103,981)	6,813,320	7,123,368	47,461,018	-	20,141,887	37,214,893	36,028,743	3,835,131	2,748,535	1,081	4,712,196	165,976,191
Total liabilities and equity	1,267,227	11,195,362	10,522,668	47,486,830	-	49,939,574	44,758,000	73,736,618	4,040,405	2,758,535	10,850	4,723,880	250,439,949

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu VIP	Notes DST	Total
ASSETS
Cash	260,107	212,512	100,475	31,663	-	1,414,974	767,752	5,723,088	11,808,891	101,469	2,342	205,922	20,629,195
Property and equipment, net	40,583	10,631,874	10,277,794	47,620,003	-	36,724	22,745,062	12,172,841	1,980,140	202,483	-	-	105,707,504
Other assets	1,191,762	186,356	723,801	98,108	-	-	-	349,945	10,086,179	-	11,187	11,000	12,658,338
Total assets	1,492,452	11,030,742	11,102,070	47,749,774	-	1,451,698	23,512,814	18,245,874	23,875,210	303,952	13,529	216,922	138,995,037
LIABILITIES
Accounts payable	59,419	413	34,516	95,655	-	-	13,507,259	2,669,239	430,518	76,039	14,829	139,779	17,027,666
Accrued expenses and other	365,638	14,452	191,565	167,047	-	-	2,535,164	92,112	124,322	-	-	-	3,490,300
Other long-term liabilities	1,054,770	4,190,509	3,305,253	11,963,333	-	-	550,000	-	879,424	-	-	-	21,943,289
Total Liabilities	1,479,827	4,205,374	3,531,334	12,226,035	-	-	16,592,423	2,761,351	1,434,264	76,039	14,829	139,779	42,461,255
Stockholders’ Equity & NCI	12,625	6,825,368	7,570,736	35,523,739	-	1,451,698	6,920,391	15,484,523	22,440,946	227,913	(1,300)	77,143	96,533,782
Total liabilities and equity	1,492,452	11,030,742	11,102,070	47,749,774	-	1,451,698	23,512,814	18,245,874	23,875,210	303,952	13,529	216,922	138,995,037

A summary of the Company’s non-controlling interests for the periods ended September 30, 2025 and September 30, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP	Venu Inc	Notes CS 1	Sunset EP	Luxe	Total
Balance at December 31, 2024	(91,207)	6,631,807	585,324	20,093,064	(65,428)	110,810	3,137,215	4,595,687	(3,595)	-	100,625	-	-	35,094,303
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/25	(6,373)	77,831	(3,023)	(741,280)	177	(88,367)	(145,314)	(458,850)	(2,629)	(700)	(492)	-	-	(1,369,020)
Subsidiary issuance of shares	-	-	-	-	-	2,596,672	13,770,625	10,953,701	-	15,968	9,262	-	-	27,346,228
Distributions to non-controlling shareholders	-	(98,064)	(909)	-	-	-	-	-	-	-	(6,453)	-	-	(105,426)
Balance at March 31, 2025	(97,580)	6,611,574	581,392	19,351,784	(65,251)	2,619,115	16,762,526	15,090,538	(6,224)	15,268	102,942	-	-	60,966,085
Net income (loss) attributable to non-controlling interest 4/1-6/30/25	(10,417)	79,989	(2,494)	(693,602)	-	367,084	(270,898)	(338,617)	(1,204)	(3,365)	(4,954)	(7,883)	-	(886,361)
Subsidiary issuance of shares	-	-	-	-	-	468,182	296,999	12,724,912	-	64,078	162,958	4,123	-	13,721,252
Distributions to non-controlling shareholders	-	(109,714)	(909)	-	-	-	-	-	-	(9,367)	(26,369)	-	-	(146,359)
Balance at June 30, 2025	(107,997)	6,581,849	577,989	18,658,182	(65,251)	3,454,381	16,788,627	27,476,833	(7,428)	66,614	234,577	(3,760)	-	73,654,617
Net income (loss) attributable to non-controlling interest 7/1-9/30/25	(30,377)	84,656	(1,752)	(391,258)	(177)	(795,411)	(155,705)	(1,559,441)	(3,428)	(11,742)	(44,010)	(8,242)	(13,819)	(2,930,706)
Subsidiary issuance of shares	-	-	-	-	-	2,881,640	109,837	2,679,238	-	189,128	798,788	(3,477)	-	6,655,153
Distributions to non-controlling shareholders	-	(169,555)	(1,818)	(250,000)	(876,250)	-	(800,000)	-	-	(37,685)	(69,813)	-	-	(2,205,121)
Balance at September 30, 2025	(138,374)	6,496,950	574,419	18,016,924	(941,678)	5,540,610	15,942,759	28,596,630	(10,856)	206,315	919,542	(15,479)	(13,819)	75,173,943

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP	Notes CS 1	Total
Balance at December 31, 2023	(118,444)	6,733,243	601,110	21,620,755	-	288,653	47,106	2,053,440	-	-	-	31,225,863
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/24	15,652	82,506	(3,000)	(245,133)	-	(28,043)	(14,036)	(24,839)	(188)	-	-	(217,081)
Subsidiary issuance of shares	-	-	-	-	-	33,078	235,993	1,993,498	98,818	-	-	2,361,387
Distributions to non-controlling shareholders	-	(123,141)	(909)	-	-	-	-	-	-	-	-	(124,050)
Balance at March 31, 2024	(102,792)	6,692,608	597,201	21,375,622	-	293,688	269,063	4,022,099	98,630	-	-	33,246,119
Net income (loss) attributable to Non-Controlling Interest 4/1-6/30/24	11,469	94,097	(3,107)	(364,690)	-	(38,086)	(97,866)	(325,036)	(24,847)	-	-	(748,066)
Subsidiary issuance of shares	-	-	-	338,742	-	(130,839)	77,419	752,789	1,255,368	-	-	2,293,479
Distributions to non-controlling shareholders	-	(146,173)	(909)	-	-	-	-	-	-	-	-	(147,082)
Balance at June 30, 2024	(91,323)	6,640,532	593,185	21,349,674	-	124,763	248,616	4,449,852	1,329,151	-	-	34,644,450
Net income (loss) attributable to Non-Controlling Interest 7/1-9/30/24	5,139	81,043	(3,047)	(161,268)	-	121	(76,505)	(394,635)	(45,210)	(889)	-	(595,251)
Subsidiary issuance of shares	-	-	-	-	-	(215,816)	64,007	(1,075,137)	2,525,361	(445)	(64,852)	1,233,118
Distributions to non-controlling shareholders	-	(202,016)	(909)	(419,025)	-	-	-	-	-	-	-	(621,950)
Balance at September 30, 2024	(86,184)	6,519,559	589,229	20,769,381	-	(90,932)	236,118	2,980,080	3,809,302	(1,334)	(64,852)	34,660,367

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net, were as follows:

	As of	As of
	September 30,	December 31,
	2025	2024
Leasehold Improvements	$191,059	$399,319
Furniture and equipment	10,579,163	10,057,967
Land and buildings	132,209,410	93,377,840
Aircraft	22,638,763	-
Construction in progress	95,454,487	40,518,315
	$261,072,882	$144,353,441
Accumulated depreciation and amortization	(10,881,767)	(7,137,505)
	$250,191,115	$137,215,936

Depreciation and amortization expenses relating to property and equipment for the three and nine months ended September 30, 2025 were $1,314,213 and $4,030,630, respectively. Depreciation and amortization expenses for the three and nine months ended for September 30, 2024 were $1,103,720 and $2,319,513, respectively.

NOTE 4 - INTANGIBLES

Intangible assets subject to amortization consist of the following:

	Useful	September 30,	December 31,
	Life	2025	2024
Naming rights	6 years	$400,314	$400,314
Accumulated amortization		(239,076)	(189,038)
Intangible assets, net		$161,238	$211,276

The intangible naming rights asset was put into use in 2023. Amortization expense relating to the intangible assets for the three and nine months ended September 30, 2025 were $16,680 and $50,038, respectively. Amortization expense relating to the intangible assets for the three and nine months ended September 30, 2024 were $16,680 and $50,039, respectively. The estimated amortization expense for the twelve months ended September 30, 2026 and thereafter is as follows:

2026	$66,719
2027	66,719
2028	27,800
$161,238

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

Total rent expense related to leased assets including short-term leases and variable costs for the three and nine months ended September 30, 2025 were $434,684 and $1,316,156, respectively. Total rent expense related to leased assets including short-term leases and variable costs for the three and nine months ended September 30, 2024 were $333,192 and $975,756, respectively. Total cash paid for rent expense to leased assets was $108,890 and $343,763 for the three and nine months ended September 30, 2025, and $153,052 and $241,540 for the three and nine months ended September 30, 2024, respectively.

NOTE 5 – LEASES (Continued)

The following table shows balance sheet information related to the operating leases:

		As of
		September 30,	December 31,
Balance Sheet Information	Classification	2025	2024
Assets
Operating lease right-of-use assets, net	Operating Leases	$1,082,434	$1,351,600
Liabilities
Current portion of operating lease liabilities	Operating Leases	$344,992	$364,244
Long-term portion of operating lease liabilities	Operating Leases	$768,894	$1,020,604
Total lease liabilities		$1,113,886	$1,384,848

The future minimum lease payments of existing operating lease liabilities are as follows:

For the twelve months
ended September 30,
2026	$396,875
2027	306,619
2028	242,334
2029	245,370
2030	40,979
Total lease payments	$1,232,176
Less: imputed interest	(118,291)
Present value of lease liabilities	$1,113,886
Less: current portion	(344,992)
Long-term portion	$768,894

	As of
	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.62	4.16
Weighted-average discount rate	5.71%	5.66%

NOTE 6 – INVESTMENTS

The Company has a minority interest in an outside entity. On January 13, 2025, the Company purchased shares of Series A Preferred Stock of FL 101, Inc. (dba EIGHT Brewing) in consideration for a cash investment of $1,999,999. EIGHT Brewing, which is a food and beverage Company that creates curated lifestyle brands, including the EIGHT beer brand. Pursuant to the SPA, the Company was issued 1,487,099 shares of FL101’s preferred stock, par value $0.00001 per share (the “Preferred Stock”), designated as “Series A Preferred Stock”. The Preferred Stock has the powers, preferences, and special rights set forth in the Restated Certificate of Incorporation of FL101, including a liquidation preference, protective provisions, anti-dilution protections, and conversion rights in favor of the holders of the Preferred Stock. The Company is a minority investor in this entity. This investment is carried at fair value unless a reliable fair value cannot be determined and is reviewed at each balance sheet date for impairment. There was no impairment recorded during the period ended September 30, 2025.

NOTE 7 – INVESTMENTS IN RELATED PARTIES

The Company has non-controlling interest investments in related parties. Accordingly, the Company utilizes the guidance stated in ASC 323, Investments – Equity Method and Joint Ventures to account for applicable transactions. These investments lack readily determinable fair values. Consequently, these investments are accounted for under the practical expedient at cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments. An adjustment to the recognized value of the investment is not made if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. Any income or loss from these investments is recognized in the condensed consolidated statements of operations, net of operating expenses. These investments are reviewed at each balance sheet date for impairment. The activity related to these investments for the periods ended September 30, 2025 and December 31, 2024 are as follows:

	Roth Industries LLC	Innovate CPG, Inc.	Total
Balance at December 31, 2023	$550,000	$-	$550,000
Additions	-	-	-
Balance at December 31, 2024	$550,000	$-	$550,000
Additions	-	5,262	5,262
Balance at September 30, 2025	$550,000	$5,262	$555,262

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company owns 550,000 preferred units or 2.0% of Roth Industries, LLC (“Roth Industries”). The Company’s Chairman and CEO is also the founder and Chairman of Roth Industries and is a significant stockholder of the Company, and Mitchell Roth, a member of the Company’s Board of Directors, is an officer and significant equity holder of Roth Industries. The Company’s officers and directors are also minority equity owners of Roth Industries. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method. In addition, the Company recognized licensing fees from Roth Industries, totaling $32,500 and $35,000 for the three months ended September 30, 2025 and 2024, respectively, and $97,500 and $97,500 during the nine months ended September 30, 2025 and 2024, respectively, for Roth’s licensing use of the Bourbon Brothers brand in grocery products since the Company holds the exclusive license to use the brand. The Company had $192,500 and $107,500 in receivables from Roth Industries as of September 30, 2025 and December 31, 2024, respectively. The amounts received were recorded in other income in the condensed consolidated statements of operations and the amounts receivable included in other receivables as prepaid expenses and other current assets in the condensed consolidated balance sheets.

The Company invested in Innovate CPG, Inc. (now known as Culinova, Inc.) for a total 526,166 shares (and paid a total purchase price of $5,261.66) in May 2025. As an equity holder of Roth Industries, the Company (together with all other members of Roth Industries) was afforded the right to acquire shares of Innovate CPG, Inc.; Innovate CPG, Inc. is a newly formed corporation whose primary focus is expected to be to expand and grow one or more food brands owned by Roth Industries.

The Company on June 26, 2024, purchased 100% of the membership units from 13141 BP’s members and, as a result, owned the land and buildings for which Notes used from an existing lease arrangement. The transaction is treated as an asset acquisition and accounted for under ASC 805, Business Combinations. Under this methodology the purchase price is allocated to the acquired asset based on their proportionate fair values. The Company purchased these units of 13141 BP for a total purchase price of $2,761,000 using equity. The members of 13141 BP were also shareholders of the Company prior to the purchase. Under the terms of the purchase agreement, the Company issued 276,100 shares of Class D common stock. The Company owns 100% of this subsidiary and 100% of its voting control and consolidates it into its financials.

NOTE 8 – RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 9 – DEBT

Convertible Promissory Note

On January 17, 2024, the Company entered into a convertible promissory note (“Note”) with KWO, LLC (“KWO”), to accrue interest at 8.75% per annum, for draws to occur between March 2024 to May 2024 with proceeds to be used towards construction of the Ford Amphitheater. Interest was to be paid monthly and the maturity date is one year from the date of the first draw. The first draw commenced March 1, 2024 with the maturity date of February 28, 2025. At any time during the period commencing June 1, 2024 and continuing until the date on which the Note is paid in full, KWO may convert the outstanding amounts due under the Note into Company common stock of equivalent value, and the Company shares are deemed to have a fixed value of $10 per share. On June 3, 2025, KWO Note delivered a notice of its election to convert all amounts owed to KWO under the Note into shares of common stock. A total of 1,007,292 shares of Company common stock were delivered to KWO in full satisfaction of amounts owed under the Note. KWO released its security interest in the Company real property assets that served as collateral for the loan.

Economic Injury Disaster Loan

On May 4, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business.

Pursuant to the loan agreement, the principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Monthly payments of interest only in the amount of $2,437 were to originally commence on May 4, 2021; however, this repayment commencement date was extended by the SBA for 24 months. The EIDL Loan matures 30 years from the date of the note agreement, at which time all remaining unpaid principal and interest are due. JW Roth, CEO and Chairman, personally guarantees this loan agreement. As of September 30, 2025 and December 31, 2024, the principal balance of $500,000 remains outstanding.

NOTE 9 – DEBT (Continued)

Long-term bank debt

On April 1, 2022, when the Company purchased the majority of equity interests of HIA. In this transaction, the Company became a guarantor of HIA’s mortgage on the properties used in BBST and BBP operations. The mortgage accrues interest at 5.5% and matures on July 10, 2031. The balance as of September 30, 2025 and December 31, 2024 was $3,109,592 and $3,239,543, respectively. This mortgage is collateralized by the BBSTCO and BBP land and buildings. This mortgage is personally guaranteed by JW Roth.

On December 21, 2022, the Company closed on a deed of land with the City of Murfreesboro, Tennessee, for the Company to develop a Bourbon Brothers Smokehouse and Tavern, Boot Barn Hall and an amphitheater on 20.13 acres parcel for $3,267,000. On August 26, 2024 the Company and the City of Murfreesboro, TN agreed to discontinue the development project previously planned for 20.13 acres as originally conceived. The City sold the undeveloped property to Venu subject to reconveyance and other termination provisions if the project was discontinued. The City and Venu proceeded with reconveyance of the property and the City terminated the promissory note of $3,267,000. The outstanding balance at September 30, 2025 and December 31, 2024 was $0 and $0, respectively.

On May 26, 2022, GAHIA took on a mortgage for the properties used in the BBSTGA and BBPGA operations, with the Company as a guarantor to the mortgage. GAHIA began to draw on this mortgage in early 2023 with the final mortgage amount in place in June 2023. The mortgage accrues interest at 3.95% and matures on May 26, 2043. The balance at September 30, 2025 and December 31, 2024 was $4,076,646 and $4,243,364, respectively. This mortgage is collateralized by the BBSTGA and BBPGA land and buildings. This mortgage is personally guaranteed by JW Roth.

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

The Company issued a $6,000,000 principal amount convertible promissory note on February 28, 2025, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lender was also issued a warrant that is exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. On April 4, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share On May 6, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share. On June 22, 2025, the Company issued 1,542,367 shares of Common Stock in full satisfaction of $15,000,000 principal and $423,667 accrued interest, representing a conversion price of $10 per common share, due under certain convertible promissory notes. On July 22, 2025, the Company issued 103,667 shares of Common Stock upon conversion of a secured promissory note to satisfy 50% of the outstanding obligations owed thereunder.

NOTE 9 – DEBT (Continued)

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into Credit Agreement with Pueblo Bank & Trust, as lender (the “Lender”) for a draw down term loan (the “Construction Loan”). The Construction Loan accrues interest at 8.50% and has a term of seventy months, maturing on March 27, 2031 (the “Maturity Date”). Beginning on the closing date, and continuing until no later than May 27, 2026 (the “Draw Period”), assuming that there has not been an “Event of Default” (as defined in the Credit Agreement) and that the Company has complied with all requirements under the documents and agreements governing the Construction Loan, the Company may from time-to-time request advances under the Construction Loan not to exceed an aggregate amount of $6 million. Obligations under the Construction Loan are secured under, and by, a deed of trust, various assets of the Company pledged pursuant to a security agreement, together with an assignment of leases and rents, and personal guaranties extended by certain Company affiliates. The balances at September 30, 2025 and December 31, 2024 was $5,937,119 and $0, respectively. This mortgage is collateralized by the SHC land and buildings. This mortgage is personally guaranteed by JW Roth.

Artist 280 purchased an aircraft to support the Company’s current and prospective corporate growth initiatives and development projects around the country. Effective September 26, 2025, Artist 280 borrowed $12,000,000 million (the “Loan”) from PNC Bank, National Association (the “Lender”). The Loan is evidenced by a promissory note (the “Note”) delivered by Artist 280 in favor of the Lender. The term of the Loan is 60 months from October 1, 2025, and the Loan bears interest at 6.01% per annum. Monthly payments of principal and interest are due under the Note and will be calculated by amortizing the principal amount of the Note over 240 months. As of September 30, 2025, the principal balance of $12,000,000 remains outstanding. The Loan is personally guaranteed by JW Roth up $4,500,000.

Long-term debt consists of the following:

	September 30,	December 31,
	2025	2024
SBA Economic Injury Disaster Loan	$500,000	$500,000
Bank loan and promissory notes	56,547,057	15,701,718
Convertible debt	1,865,115	9,433,313
Total	58,912,172	25,635,031
Less: current maturities	352,367	11,534,814
Long-term debt	$58,559,805	$14,100,217

Following is the future maturities of long-term debt for the twelve months ended September 30,

2026	$352,367
2027	25,414,925
2028	2,477,375
2029	548,093
2030	591,457
Thereafter	29,527,955
Total long-term debt	$58,912,172

NOTE 10 – EQUITY

Stockholders’ Equity

On March 5, 2024, the Company and its Class C stockholders authorized a Class D of common stock up to 60,000,000 shares. At that time, the Company allowed its Class B and Class C stockholders to exchange to Class D shares at a 1 to 1 basis.

On September 6, 2024, the Company amended and restated its articles of incorporation so that each share of then outstanding share of Class A Voting Common Stock, Class C Voting Common Stock, and Class D Voting Common Stock immediately and automatically converted into one (1) share of Common Stock. The amended and restated articles of incorporation provide that the authorized capital stock of the Company consists of 144,000,000 shares of Common Stock, 1,000,000 shares of Class B Non-Voting Common Stock and 5,000,000 shares of Preferred Stock.

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

On January 3, 2025, the Company issued 10,000 shares of Common Stock to a services firm at a price of $10 per share.

In April 2025, the Company issued a consultant 10,000 shares of our Common Stock in consideration for services rendered to the Company.

In May 2025, the Company issued a consultant 10,000 shares of our Common Stock in consideration for services rendered to the Company.

On June 3, 2025, the Company issued 1,007,292 shares of Common Stock to KWO in full satisfaction of the Note originally issued to KWO in January 2024.

On June 16, 2025, the Company issued 675 shares of Series B 4.0% Cumulative Redeemable Convertible Preferred Stock (Series B Preferred Stock) to Aramark Sports and Entertainment Services, LLC, with an aggregate purchase amount of $10.125 million. Each share of Series B Preferred Stock is convertible into 1,000 shares of Common Stock. The shares of Series B Preferred Stock do not afford the holder voting rights other than as required by law, and each share of Series B Preferred Stock entitles the holder to receive an annual cumulative, non-compounding dividend at an annual rate of 4% of the Stated Value (being equal to $600 per share of Series B Preferred Stock) (the “Series B Dividends”), payable in either cash or shares of the Company’s common stock. The Series B Dividends accrue, without interest and on a cumulative basis, during two semi-annual dividend periods beginning on the first day of each January and July, respectively. The Series B Dividends are payable semi-annually in arrears on January 15th and July 15th of each year. The Series

NOTE 10 – EQUITY (Continued)

B Dividends began accruing on June 16, 2025, and is prorated on the basis of a 360-day year consisting of twelve 30-day months. Only holders of Series B Preferred Stock as of the first day of the month in which a dividend is due to be paid (or another date to be no more than 30 days nor less than 10 days prior to the date of the dividend payment, as determined by the Company’s board of directors or a duly authorized officer) are eligible to receive a Series B Dividend for the applicable period.

On June 22, 2025, the Company issued 1,542,367 shares of Common Stock in full satisfaction of all principal and accrued interest due under certain convertible promissory notes as discussed in Note 9.

On July 22, 2025, the Company issued 103,667 shares of Common Stock in satisfaction of 50% of the principal and accrued interest due under certain convertible promissory notes as discussed in Note 9.

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

On August 28, 2025, the Company completed a public offering of 2,875,000 shares common stock at a public offering price of $12.00 per share, generating gross proceeds of $34,500,000. The Company also granted the underwriters a 45-day option to purchase up to 375,000 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering, which the underwriters exercised on August 27, 2025. The Company received net proceeds of approximately $32,000,000 from the offering, after deducting underwriting discounts and commissions and other offering expenses.

On September 3, 2025, the Company entered into a Subscription Agreement with Tixr, Inc. and completed a private offering of 62,500 shares common stock at a price of $16.00 per share, generating gross proceeds of $1,000,000.

On September 22, 2025 (“Effective Date”), the Company entered into an Ambassador Agreement (the “Agreement”) with a Brand Ambassador for the purpose of increasing awareness of the Company. The term of the Agreement is three years (the “Term”) and requires cash payments to the Brand Ambassador in the amount of $125,000 during the first year of the term and additional payments of $62,500 due upon each of the six-month and one-year anniversaries of the Effective Date; thereafter, beginning on the 91st day of the first anniversary of the Effective Date, $62,500 payable every 91 days through the Term. During the Term, the Company will issue shares of its Common Stock to Brand Ambassador on the 91st day after the Effective Date and every 91 days thereafter (“Share Grant Date”). The number of such Common Stock shares to be issued on each Share Grant Date during the Term shall be the number of shares that equals a value of $125,000, such value to be determined based on the Volume Weighted Average Price per share during the preceding twenty days during which the NYSE American was open and the Company’s Common Stock was tradable.

In regards to the Company’s treasury shares, the Company has 76,245 shares of treasury stock that it acquired through the acquisition of HIA. In addition, on August 12, 2024, the Company purchased 100,000 shares back from Roth Industries, a related party, at $5 per share. On January 22, 2024, the Company and Live Nation entered into an Exclusive Operating Agreement, pursuant to which Live Nation intended to serve as the exclusive operator of The Sunset BA. Although the parties pursued their working partnership, in August 2024, the Company and Live Nation terminated the Exclusive Operating Agreement due to the Company determining that it is unable to construct the number of parking spaces originally contemplated by the Exclusive Operating Agreement. As part of this termination, Live Nation exercised its put right for the 100,000 shares worth $1,000,000 and the Company repurchased these shares from Live Nation as of September 26, 2024. As of September 30, 2025 and December 31, 2024, the Company had 276,245 treasury shares (refer to Note 16 – Subsequent Events footnote regarding the purchase and sale agreement of PPP in October 2025 which increased the Company’s treasury shares).

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

The Series B Preferred is convertible at the option of the holder into 1,000 shares of common stock per preferred share (plus accrued dividends), and is considered a potentially dilutive security. For the nine months ended September 30, 2025, the assumed conversion of the Series B Preferred Stock was anti-dilutive and excluded in the diluted EPS computation. The Series B Preferred Stock had dividends accrued of $120,375 through September 30, 2025.

The following table sets forth the calculation of earnings per share, with no dividends declared yet, for the three and nine months ended September 30, 2025 and 2024, as presented in the accompanying condensed consolidated statements of operations:

For the Three Months Ended September 30, 2025
	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(58,862)	$(6,406,125)
Less : Series B preferred dividend	$942	$102,558
Net loss attributable to common stock holders - basic	$(57,920)	$(6,303,567)
Denominator:
Basic and diluted weighted average shares outstanding	379,990	41,355,312

Basic and diluted net loss per share of common stock	$(0.15)	$(0.15)

For the Nine Months Ended September 30, 2025
	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(347,396)	$(35,615,431)
Less : Series B preferred dividend	$1,163	$119,212
Net loss attributable to common stock holders - basic	$(346,233)	$(35,496,219)
Denominator:
Basic and diluted weighted average shares outstanding	379,990	38,957,034

Basic and diluted net loss per share of common stock	$(0.91)	$(0.91)

For the Three Months Ended September 30, 2024
	Class A	Class B	Class C	Class D	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$-	$(51,025)	$(2,793)	$(3,441,886)	$(436,517)
Denominator:
Basic and diluted weighted average shares outstanding	-	383,656	20,997	25,879,401	3,282,150

Basic and diluted net loss per share of common stock	$-	$(0.13)	$(0.13)	$(0.13)	$(0.13)

For the Nine Months Ended September 30, 2024
	Class A	Class B	Class C	Class D	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$-	$(486,955)	$(5,238,627)	$(12,654,003)	$(5,672,673)
Denominator:
Basic and diluted weighted average shares outstanding	-	839,116	9,027,155	21,805,264	9,775,099

Basic and diluted net loss per share of common stock	$-	$(0.58)	$(0.58)	$(0.58)	$(0.58)

NOTE 12 – WARRANTS AND STOCK OPTIONS

The Company grants, to certain of its directors and employees, warrants and options to purchase shares of the Company’s equity. The Company may also issue warrants to investors in connection with its capital raising and financing activities.

In addition, the Company has adopted, and its shareholders have approved the Amended and Restated 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”). Under the 2023 Plan, a total of 2,500,000 shares of Company common stock were initially reserved for awards to directors, officers, employees and consultants. Incentive-compensation awards under the 2023 Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. As of September 30, 2025 and December 31, 2024, there were options outstanding under the 2023 Plan to acquire 2,500,000 and 0 shares, respectively, of Company common stock. The options outstanding as of September 30, 2025 have an exercise price of $10.00 per share.

Following is a summary of the warrant and options activities during the periods ended September 30, 2025 and September 30, 2024:

				Weighted
			Weighted	Average
	Number of	Weighted	Average	Remaining
	Warrants	Average	Grant Date	Contractual
	and Options	Exercise Price	Fair Value	Term (in years)
Outstanding, December 31, 2023	3,029,830	$2.59
Granted	2,285,750	$9.95	$4.46
Exercised	(67,997)	$2.23
Expired and forfeited	(346,125)	$5.09
Outstanding, September 30, 2024	4,901,458	$5.85

Outstanding, December 31, 2024	5,584,293	$6.43
Granted	4,711,750	$10.87	$3.37
Exercised	(138,333)	$3.49
Expired and forfeited	(294,387)	$5.79
Outstanding, September 30, 2025	9,863,323	$8.61		4.51

During the nine months ended September 30, 2025, the Company granted a total of 4,711,750 warrants and options, with (i) 2,500,000 total options granted to JW Roth and Kevin O’Neil as part of the closing upon the real property in McKinney and each agreeing to serve as a personal guarantor of a promissory note issued at that closing, (ii) 900,000 warrants issued to investors as part of the convertible promissory note offering, (iii) an additional 608,750 in total warrants and options for contributed services and (iv) 703,000 to employees and directors. As of September 30, 2025, there was a total of 7,605,102 warrants (and stock options) exercisable with an aggregate intrinsic value of $32,298,194. For the total warrants and stock options outstanding of 9,863,323 as of September 30, 2025, the aggregate intrinsic value was $39,736,466. As of September 30, 2025, there was $8,743,231 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants and options included as a charge to operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively, was $475,978 and $13,500,360. Equity-based compensation for the three and nine months ended September 30, 2024, respectively, was $671,819 and $10,927,326. The cost is expected to be recognized over a weighted-average period of 4.51 years.

NOTE 12 – WARRANTS AND STOCK OPTIONS (Continued)

The fair value of the warrants and options was estimated using the Black-Scholes-Merton model using the following inputs:

	September 30, 2025	September 30, 2024
Volatility	45.4% to 98.9%	69.01% to 69.21%
Dividends	0.00%	0.00%
Risk-free rate	0.4% to 4.1%	0.4% to 4.8%
Expected Term (years)	3-5	3-5

Warrants are equity classified, not liability classified, and are not remeasured at fair value.

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying amounts of accounts payable and accrued expenses approximated their fair values at September 30, 2025 and December 31, 2024. Accounts payable at September 30, 2025 and December 31, 2024 were $24,035,687 and $7,283,033, respectively, which primarily consisted of payments to vendors for operations including inventory, marketing, professional services, security, and payments for construction of the Company’s future facilities. Accrued expenses at September 30, 2025 and December 31, 2024 was $1,573,016 and $3,556,819, respectively, which included accruals of the Company utilities, property taxes, construction related vendors, insurance, purchases, and interest.

NOTE 14 – NNN FIRESUITE LIABILITY

During 2025, the Company entered into arrangements to sell the exclusive use rights to certain luxury concert suites (“Luxe FireSuites”) to third parties and concurrently lease them back for a 15-year term under a triple-net lease structure. Under these agreements, the third-party pays an upfront purchase price for a Luxe FireSuite and the Company (through a subsidiary, as seller-lessee) immediately leases the suite for its own use for 15 years. Monthly lease payments to the buyer/lessor are fixed to yield an 11% annual return on the purchase price, with a 2% escalation each year. The lease is “triple net,” meaning the Company is responsible for all suite-related operating costs (maintenance, insurance, taxes) over the term.

At the end of the 15-year lease term, the buyer/lessor has a one-time option to require the Company to repurchase the Luxe FireSuite rights at a price equal to 150% of the original purchase price (“Lessor Sale Option”). If the buyer/lessor exercises this put option (which expires at lease end), the Company must buy back the suite rights at the agreed price. If the buyer/lessor does not exercise the option, the lease will terminate and the buyer/lessor will retain the ownership of the suite rights going forward (i.e. the buyer/lessor’s rights would continue beyond year 15, and the Company would no longer lease the suite). The repurchase option provides the buyer/lessor with an annual return on its purchase and, as a result, the Company expects that the option will be exercised in most, if not all, cases.

The Company has accounted for these transactions as financing arrangements rather than as a sale. Because the Company did not transfer control of the suites, no revenue or gain has been recognized on the upfront cash proceeds. In substance, the buyer/lessor is providing financing to the Company, with the Luxe FireSuites as collateral. Accordingly, at inception the Company continues to carry the Luxe FireSuite assets on its Condensed Consolidated Balance Sheets at their existing carrying amount, and it has recorded the cash proceeds from the buyer/lessor as a long-term financing liability (reported as “NNN firesuite liability”). The Company did not derecognize any of its real estate or equipment as a result of these transactions, since they do not qualify as sales under the applicable accounting guidance.

The monthly payments made by the Company under the leaseback are not recorded as rent expense. These payments represent interest and principal payments on the financing liability. The Company recognizes interest expense on the financing liability over the 15-year term at an effective interest rate that reflects the 11% initial yield and the annual 2% escalations, such that the liability will accrete to the 150% repurchase price by the end of the term.

NOTE 14 – NNN FIRESUITE LIABILITY (Continued)

The financing liability arising from the Luxe FireSuites transactions is included in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the balance of the NNN firesuite liability was $10,806,917 and $0, respectively. This reflects the initial proceeds of $10,757,500 received from buyer/lessor and including $248,972 of accreted interest for three and nine months ended September 30, 2025. No proceeds were received during the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, the Company recognized interest expense of $338,411 related to the Luxe FireSuites financing, which is included within Interest Expense in the Condensed Consolidated Statement of Operations. No interest expense was recognized for the three and nine months ended September 30, 2024.

Following is the future maturities of long-term debt for the twelve months ended September 30,

2026	$656,700
2027	368,200
2028	368,200
2029	368,200
2030	368,200
Thereafter	8,677,417
Total NNN firesuite liability	$10,806,917

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the issuance of the condensed consolidated financial statements as of November 14, 2025, and identified the following:

There was a total of 75,000 shares of Class B Non-Voting Common Stock that were exchanged for 75,000 shares of Common Stock subsequent to September 30, 2025.

On October 27, 2025, the Company entered into a real estate purchase and sale agreement with a third-party to convey the land owned by PPP used for parking by Sunset Ops (this includes the land and improvements, collectively the “Property”) for a purchase price of $14,000,000. The Company received $7,600,000 in cash and 476,190 shares of its Common Stock, valued at $6,400,000 based on the average NYSE American Stock Exchange closing sale price over the seven trading days preceding November 5, 2025 (the “Closing Date”), yielding a $6,200,000 development profit. The Company also entered into a ground lease agreement on November 4, 2025 to concurrently lease the Property back for a 20-year term under a NNN lease structure and an option to re-purchase the Property within the first three years at a fixed price, which would return the asset to the Company’s balance sheet.

NOTE 16 – SUBSEQUENT EVENTS (Continued)

On October 28, 2025, the Company’s shareholders approved an amendment to the 2023 Plan to increase the number of shares of the Company’s common stock from 2,500,000 shares of common stock to 7,500,000 shares of common stock.

On October 31, 2025, the Company extended the closing date of a purchase and sale agreement to acquire certain real property in Centennial, Colorado, to December 15, 2025.

On November 6, 2025, the Company entered into a partner agreement with a third party who agreed to provide various brand-promotion services to the Company. As partial consideration for the brand ambassador’s services, the Company will issue the brand ambassador shares of Common Stock valued at $187,500 on the 91st day after the effective date of the partner agreement and every 91 days thereafter during the partner agreement’s three-year term. The remaining consideration will be paid in cash.

Roth’s Sea & Steak LLC opened to the public on November 8, 2025.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of Venu’s financial condition and results of operations together with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2024, which is included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), and our unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, which appear at the end of this Quarterly Report on Form 10-Q, in each case together with the related notes thereto. Some of the information contained in this discussion and analysis or set forth at the end of this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section of this Quarterly Report entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section entitled “Cautionary Note Concerning Forward-Looking Statements.” Forward-looking statements may be identified by words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Future operating results, however, are impossible to predict, and no guarantee or warranty is to be inferred from those forward-looking statements.

MD&A Overview

This section presents management’s perspective on the financial condition and results of operations of Venu Holding Corporation. Unless otherwise noted, for purposes of this section, the terms “we,” “us,” “our,” “Company,” and “Venu” refer to Venu Holding Corporation and its consolidated subsidiaries. The following discussion and analysis (this “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023, which are included in the Annual Report, and our unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, which are included in this Quarterly Report, in each case together with the related notes thereto. Results for any period or year should not be construed as an inference of what our results would be for any full fiscal year or future period. This MD&A is also intended to provide you with information that will facilitate your understanding of our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors.” Our MD&A is organized as follows:

●	Business Overview — Discussion of our business plan and strategy in order to provide context for the remainder of this MD&A.

●	Consolidated Results of Operations — Analysis of our financial results comparing the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

●	Significant Accounting Policies and Use of Estimates — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Key Milestones and Recent Developments

Our operations to date have enabled us to achieve growth and the following key milestones:

●	March 2017: Venu was founded as Bourbon Brothers Restaurants, LLC, which converted into Notes Live, Inc. in April 2022 and changed its name to Venu Holding Corporation in September 2024.

●	April 2017: Venu opened its flagship restaurant, Bourbon Brothers Smokehouse & Tavern, in Colorado Springs, Colorado.

●	March 2019: Venu opened its first live-entertainment, indoor music hall in Colorado Springs, Colorado, which was originally known as “Boot Barn Hall” but, as of August 2024, is known as “Phil Long Music Hall at Bourbon Brothers.”

●	June 2021: GA HIA, LLC, a subsidiary of Venu, agreed to purchase land from the Gainesville Redevelopment Authority and entered into a public-private partnership with the City of Gainesville, Georgia pursuant to which Venu agreed to develop its second Bourbon Brothers Presents venue in Gainesville, Georgia.

●	September 2022: Venu opened its first live music and social bar, known as “Notes”, in Colorado Springs, Colorado.

●	May 2023: Venu broke ground on Ford Amphitheater in Colorado Springs, Colorado.

●	June 2023: Venu entered into an operating agreement with AEG with respect to the operation of Ford Amphitheater, which Venu opened in August 2024.

●	June 2023: Venu opened its second Bourbon Brothers venue and its second BBST restaurant in Gainesville, Georgia.

●	October 2023: Venu entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma, pursuant to which the parties formed a public-private partnership and intend to open The Sunset BA, a 12,500-capacity amphitheater, anticipated to open in the summer of 2026.

●	April 2024: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation and the McKinney Community Development Corporation, entered into a Chapter 380, Grant, and Development Agreement, pursuant to which Venu is developing The Sunset McKinney.

●	June and July 2024: Venu and the City of El Paso, Texas formed a public-private partnership by entering into a Purchase and Sale Agreement in June 2024 and a Chapter 380 Economic Development Program Agreement in July 2024. Pursuant to the agreements, Venu (as described below, in May 2025 Venu acquired land from the City of El Paso where it will construct and manage The Sunset El Paso, a 12,500-person amphitheater.

●	August 2024: Venu opened its first amphitheater, Ford Amphitheater, in Colorado Springs, Colorado, and began hosting live concerts and events at the venue.

●	September 2024: Venu legally changed its name from Notes Live, Inc. to Venu Holding Corporation.

●	November 2024: Venu closed on the initial public offering of its Common Stock and the Company’s Common Stock was listed on the NYSE American Stock Exchange.

●	January 2025: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation, closed on its purchase of an approximately 46-acre tract of land where it is developing The Sunset Amphitheater in McKinney, Texas.

●	February 2025: Venu launched a multi-season venue configuration model, enabling potential year-round operations across upcoming and future amphitheaters in McKinney, TX; El Paso, TX; Broken Arrow, OK; and Oklahoma City, OK, which are intended to expand potential new revenue and margin opportunities.

●	March 2025: Venu partnered with Connect Partnership Group to lead corporate sponsorship sales, enhancing Venu’s ability to potentially realize new sponsorship revenues across its expanding venue network for its amphitheaters and event centers.

●	April 2025: Venu announced a strategic national expansion partnership with Ryan, LLC focusing on public-private partnership development in various domestic markets.

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

●	May 2025: Engaged Sands Investment Group to introduce triple-net (NNN) real estate investment opportunities in Venu’s Luxe FireSuites where third parties can acquire lease rights to amphitheater suites, and Venu acquired approximately 20 acres of real property in El Paso, Texas for development of an amphitheater.

●	June 2025: Awarded Aramark Sports + Entertainment the contracts for food & beverage concessions, artist and branded venue retail, and facilities management, including custodial and grounds maintenance, cleaning, and engineering services. The multi-venue agreement, which included an equity investment in VENU, will be implemented across three of the Company’s flagship amphitheaters: Sunset Amphitheater at Broken Arrow located just outside of Tulsa, Oklahoma, and projected to open in summer of 2026; Sunset Amphitheater at McKinney powered by EIGHT Beer in McKinney, Texas, anticipated to open in 2026; and Ford Amphitheater in Colorado Springs, Colorado, where Aramark and Venu will expand upon their existing relationship.

●	June 2025: Venu broke ground on Sunset at McKinney in McKinney, Texas on June 13, 2025.

●	June 2025: Announced a three-year industry alliance with global music authority, Billboard, to spotlight our fan-founded, fan-owned model through high-profile collaborative industry experiences. At the forefront of the partnership is the newly minted ‘Disruptor Award,’ presented by Venu to honor artists, creators, and industry leaders with bold ideas shaping the future of music.

●	September 2025: Venu entered into an Ambassador Agreement with a Brand Ambassador for the purpose of increasing awareness of the Company’s brand and operations.

●

October 2025: Venu signed a Letter of Intent with Primary Wave Music on October 27, 2025, which is expected to allow the Company to bring content derived from music catalogs and artist-inspired experiences across its venues.

●	November 2025: Venu awarded its first inaugural Billboard Live Music Disrupter Award on November 3, 2025.

●

November 2025: Venu entered into a real estate purchase and sale agreement on November 5, 2025 with a third-party to convey the land owned by PPP for parking at Ford Amphitheater and concurrently lease the property back for a 20-year term under a triple net lease structure with an option to re-purchase the property within the first 36 months of the lease term.

●	November 2025: Venu opened its first fine-dining restaurant and bar and lounge, Roth’s Sea & Steak and Brohan’s, on November 8, 2025, in Colorado Springs, Colorado.

●	November 2025: Venu is scheduled to break ground on the Sunset Amphitheater in EL Paso, TX on November 19, 2025.

Venue Ownership

Venu primarily generates revenue through restaurant operations, event rentals, and hosting concerts and events. Our business involves developing, owning and operating the following types of venues and entertainment spaces:

Music Halls — Music halls are indoor, intimate music and event venues that can accommodate up to approximately 1,400 guests. This venue category includes our Bourbon Brothers Presents venues, which are designed to host approximately 1,400 concertgoers at general admission concerts featuring national-touring artists or to seat between 500 and 700 guests at more intimate events such as concerts featuring tribute bands or dueling pianos, corporate functions, or weddings. Our BBP music halls can be transitioned from one configuration to the next. This operational flexibility is intended to maximize our event-rental opportunities by expanding the types of events we can host while minimizing the time it takes to stage one event to the next, allowing us, for example, to host a premier concert one night and a wedding the following afternoon.

Amphitheaters — Amphitheaters are typically outdoor venues that accommodate between 8,000 and 20,000 concertgoers and primarily operated during the summer through fall seasons (although the Company is planning multi-seasonal configuration models at certain sites). Amphitheaters are designed with special acoustics, premium seat packages, and luxurious suites intended to amplify guests’ music and entertainment experiences. Our first amphitheater venue is the Ford Amphitheater in Colorado Springs, Colorado, which is an open-air venue, which allowed seating for 9,060-persons seating as of September 30, 2025. In addition to lawn and stadium-style seating that allows us to offer tickets at an array of price points, Ford Amphitheater has firepit suites that deliver premium hospitality and a more luxurious, personalized concert experience. Each firepit suite can accommodate up to eight guests. Ford Amphitheater, which opened in August 2024, is designed with 92 lower VIP firepit suites, accommodating a total of 736 VIP guests and 40 upper VIP firepit suites, accommodating a total of 320 VIP guests. Ford Amphitheater primarily host concerts from April through October each year. The amphitheaters in development, or planned for development in Oklahoma and Texas, will also have Luxe FireSuites.

Certain entities, which own and develop Venu’s venues, are not wholly owned by Venu. For example, as of September 30, 2025, Venu has a 13% ownership interest in The Sunset Amphitheater, LLC (which is the owner and developer of the Ford Amphitheater) but holds a 100% voting interest. Venu owns 52% of Sunset Hospitality Collection, LLC (which is a company designed to own the building to lease to Roth Sea & Steak and Notes Hospitality Collection) but holds a 100% voting interest. In addition, Venu owns 55% of Sunset at Broken Arrow LLC (which, respectively, will own and operate the planned amphitheater in Broken Arrow, Oklahoma) but holds a 100% voting interest. With respect to its subsidiaries that own and develop amphitheaters, third-party members, in exchange for their capital contributions, receive an interest in the exclusive use of a specific suite at the applicable venue and in certain cases (also in their capacity as equity owners) receive financial interests in their pro rata portion of a defined portion of the revenues generated by the venue for each event. Similarly, third-party members in Sunset Hospitality Collection, LLC, receive, in exchange for their capital contribution, distributions from revenues resulting from lease payments received on the property owned by the entity.

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

Fine Dining, Hospitality, and Entertainment Campuses — In November 2025, Venu opened Roth’s Sea & Steak, a fine-dining restaurant in a mixed-use development adjacent to Ford Amphitheater. Framing either side of Roth’s are two, configurable hospitality spaces intended for hosting corporate events, weddings, trade shows, conventions, and other events. Above Roth’s and in between the Notes Hospitality Collection spaces is a “top-shelf” bar and lounge called Brohan’s, which offers unobstructed views of the surrounding area that Venu intends to monetize during marquee shows at Ford Amphitheater.

The following table summarizes the types of venues we operate or are constructing or plan to develop, describing each by venue type, location, expected opening date, and current status.

Venue Type	Location	Current Status*
Music Halls
BBP CO	Colorado Springs, CO	Opened in March 2019
BBP GA	Gainesville, GA	Opened in June 2023
BBP Centennial	Centennial, CO	Expected to open late 2026/early 2027**

Outdoor Amphitheaters
Ford Amphitheater	Colorado Springs, CO	Opened in August 2024
The Sunset BA	Broken Arrow, OK	Expected to open in summer of 2026
The Sunset El Paso	El Paso, TX	Expected to open in early 2027
The Sunset McKinney	McKinney, TX	Expected to open in Q3/Q4 of 2026
The Sunset OKC	Greater Oklahoma City area, OK	To be determined***
The Sunset Houston	Greater Houston area, TX	Expected to open in 2027****

Restaurants
BBST CO	Colorado Springs, CO	Opened in April 2017
BBST GA	Gainesville, GA	Opened in June 2023
BBST Centennial	Centennial, CO	Expected to open late 2026/early 2027**

Fine Dining & Hospitality Collection
Roth’s Sea & Steak	Colorado Springs, CO	Opened in November 2025
Notes Hospitality Collection	Colorado Springs, CO	Opened in November 2025

Bars
Brohan’s	Colorado Springs, CO	Opened in November 2025

* Projected opening dates are based on Venu’s best estimates but are subject to change.

** Venu is under contract to purchase and refurbish a music hall in the Denver metropolitan area.

*** Venu is assessing locations and municipal partnerships.

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

Event Operations. The Event Operations portion of our business involves the promotion of live music and events in our owned or operated venues, the operation and management of our venues, the creation of content from concerts and events hosted in our venues, and the provision of management and other services to artists. Between BBP CO in Colorado Springs, Colorado, and BBP GA in Gainesville, Georgia, we promote and hold hundreds of live music and other events each year. Our Event Operations business generated $1,116,580, or 21%, and $3,743,658, or 28%, of our total revenue during the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Event Operations generated $1,104,991, or 21%, and $3,755,113, or 28%, respectively, of our total revenue.

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

Restaurant Operations. Revenues generated through restaurant operations included F&B sales at our BBST restaurants and Notes Eatery. F&B sales include all revenues recognized with respect to stand-alone F&B sales, along with F&B sales at BBP CO and BBP GA. Our Restaurant Operations business generated $2,269,005, or 42%, and $6,859,098, or 51%, of our total revenue for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Restaurant Operations generated $2,740,411, or 50% and $8,144,605, or 60%, respectively, of our total revenue. Notes Eatery ended its F&B sales as of July 2025 and the Company does not anticipate opening a similar location in the future.

Amphitheater Operations. The Amphitheater Operations began generating revenue in the third quarter of 2024 with the opening of Ford Amphitheater. Through a subsidiary, the Company entered into an agreement with Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado. Within the Amphitheater Operations, the Company pre-sold naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. At the Ford Amphitheater, the Company’s net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, and other operating costs within our net amphitheater revenue recognition from AEG. For future amphitheater locations the Company anticipates entering into contractual arrangements with third-party operators having terms similar to those with AEG. The Amphitheater Operations generated net revenues of $1,999,169, or 37%, and $2,768,463, or 21%, of total revenue during the three and nine months ending September 30, 2025, respectively, which included naming rights, net of AEG profit. For the three and nine months ended September 30, 2024, the Amphitheater Operations generated $1,606,573, or 30%, and $1,606,573, or 12%, respectively, of our total revenue.

Financial

Private Offerings

Since our formation in 2017, we have funded our operations, in part, through proceeds from private sales of our equity and debt securities.

We anticipate raising additional cash through the sales of our debt and equity securities together with private sales of membership interests in certain of our subsidiary entities at our amphitheater locations, selling lease rights to certain suites at certain amphitheater projects, collaborative arrangements such as owner’s clubs, or a combination thereof, to continue to fund our construction of venues. There is no assurance that any such collaborative arrangement will be entered into or that the financing options will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations or revise the timeline of our business plan.

Overview of the 2025 Three and Nine-Month Interim Period Financial Comparison

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited condensed consolidated statements of operations for the three months ended September 30, 2025 and September 30, 2024, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

Unaudited

	For the three months ended
	September 30,
	2025	2024	$ Change	% Change
Revenues
Restaurant including food and beverage revenue	$2,269,005	$2,740,411	(471,406)	-17%
Event center ticket and fees revenue	2,764,796	2,002,572	762,224	38%
Rental and sponsorship revenue	350,953	708,992	(358,039)	-50%
Total revenues	$5,384,754	$5,451,975	(67,221)	-1%
Operating costs
Food and beverage	546,672	653,178	(106,506)	-16%
Event center	924,061	435,841	488,220	112%
Labor	1,157,747	1,152,909	4,838	0%
Rent	399,704	333,192	66,512	20%
General and administrative	9,815,684	4,777,577	5,038,107	105%
Equity compensation	1,181,841	671,819	510,022	76%
Depreciation and amortization	1,330,893	1,103,720	227,173	21%
Total operating costs	$15,356,602	$9,128,236	6,228,366	68%

Loss from operations	$(9,971,848)	$(3,676,261)	(6,295,587)	171%

Other income (expense), net
Interest income (expense)	338,935	(886,211)	1,225,146	-138%
Other expense	(156,362)	-	(156,362)	-100%
Other income	497,082	35,000	462,082	1320%
Total other income (expense), net	679,655	(851,211)	1,530,866	-180%

Net loss	$(9,292,193)	$(4,527,472)	(4,764,721)	105%

Net loss attributable to non-controlling interests	(2,930,706)	(595,251)	(2,335,455)	392%
Net loss attributable to Venu	(6,361,487)	(3,932,221)	(2,429,266)	62%
Preferred stock dividend	103,500	-	103,500	100%
Net loss attributable to common stockholders	$(6,464,987)	$(3,932,221)	(2,532,766)	64%

Comparison of the Nine Months Ended September 30, 2025 and 2024

To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025 and September 30, 2024, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

Unaudited

	For the nine months ended
	September 30,
	2025	2024	$ Change	% Change
Revenues
Restaurant including food and beverage revenue	$6,859,098	$8,144,605	(1,285,507)	-16%
Event center ticket and fees revenue	5,019,548	4,663,228	356,320	8%
Rental and sponsorship revenue	1,492,573	759,123	733,450	97%
Total revenues	$13,371,219	$13,566,956	(195,737)	-1%
Operating costs
Food and beverage	1,658,058	1,901,590	(243,532)	-13%
Event center	2,577,623	1,727,311	850,312	49%
Labor	3,275,576	3,358,871	(83,295)	-2%
Rent	1,174,038	975,756	198,282	20%
General and administrative	25,019,942	20,351,859	4,668,083	23%
Equity compensation	14,406,223	3,927,325	10,478,898	267%
Depreciation and amortization	4,080,668	2,319,513	1,761,155	76%
Total operating costs	$52,192,128	$34,562,225	17,629,903	51%

Loss from operations	$(38,820,909)	$(20,995,269)	(17,825,640)	85%

Other income (expense), net
Interest expense	(2,567,947)	(2,214,887)	(353,060)	16%
Other expense	(202,087)	(2,500,000)	2,297,913	-92%
Other income	562,406	97,500	464,906	477%
Total other income (expense), net	(2,207,628)	(4,617,387)	2,409,759	-52%

Net loss	$(41,028,537)	$(25,612,656)	(15,415,881)	60%

Net loss attributable to non-controlling interests	(5,186,085)	(1,560,398)	(3,625,687)	232%
Net loss attributable to Venu	(35,842,452)	(24,052,258)	(11,790,194)	49%
Preferred stock dividend	120,375	-	120,375	100%
Net loss attributable to common stockholders	$(35,962,827)	$(24,052,258)	(11,910,569)	50%

For the three and nine-month periods ended September 30, 2025 and 2024:

●	Total Assets: Total assets increased 76% to $314,807,320 as of September 30, 2025, up from $178,417,515 at December 31, 2024.

●	Property and Equipment: Property and equipment increased 82% to $250,191,115 as of September 30, 2025, up from $137,215,936 at December 31, 2024.

●	Revenues

Total Revenues

●	The Company generated total revenue of $5,384,754 compared to $5,451,975 for the three months ended September 30, 2025 and 2024, representing a decrease of $67,211 or approximately 1% year over year for the same period.
●	The Company generated total revenue of $13,371,219 compared to $13,566,956 for the nine months ended September 30, 2025 and 2024, representing a decrease of $195,737 or approximately 1% year over year for the same period.
●	The year over year decrease for the three- and nine-month periods was primarily due to the closure of the Notes Eatery restaurant in Colorado in July 2025 and softer overall F&B sales at BBST CO and weaker venue rentals at BBP CO in 2025. The Company’s operational management team is strategically focused on actions intended to help achieve top-line revenue growth at BBST CO and BBP CO during the late half of 2025 and throughout 2026. The opening of Roth’s Sea and Steak and Brohan’s in November 2025 and being fully operational for the 2026 season are expected to contribute to increased revenues.
●	The year over year decreases were offset by an increase in amphitheater revenues due to Ford Amphitheater being open for a full concert season from April to September in 2025 compared to only being open from August to September in 2024, and increased sponsorships received. The Company anticipates this amphitheater revenue to continue to grow in 2026 as the Ford Amphitheater is expected to grow its number of shows and average tickets sold per show year over year.

Amphitheater Operations

●	The Company generated net revenue (defined as profit after Venu’s split with AEG Presents Rocky Mountains (“AEG”), the operator of the amphitheater), with receipts from the Company’s naming rights agreements (which are outside of VENU’s AEG partnership agreement), of $1,999,169 compared to $1,606,573 for the three months ended September 30, 2025 and 2024, representing an increase of $392,596 or approximately 24% year over year for the same period.
●	The Company generated net revenue (defined as profit after Venu’s split with AEG, the operator of the amphitheater), with receipts from the Company’s naming rights agreements (which are outside of VENU’s AEG partnership agreement), of $2,768,463 compared to $1,606,573 for the nine months ended September 30, 2025 and 2024, representing an increase of $1,161,890 or approximately 72% year over year for the same period.
●	The year over year increase for the three- and nine-month periods was due to Ford Amphitheater being open for a full concert season from April to September in 2025 compared to only being open from August to September in 2024. For the 2024 concert season through September 30, 2024, there were 15 shows held at Ford Amphitheater which generated gross receipts of $12.9 million and over 112,000 attendees. For the 2025 concert season through September 30, 2025, there were 26 shows held at Ford Amphitheater which generated gross receipts of $14.4 million and over 114,000 attendees with an average per ticket in excess of that for the 2024 season. These gross receipts, which are inclusive of ticket sales, concessions, ticketing fees, premium upgrades, as well as other receipts, are subject to the split with AEG.

Net Loss

●	The Company had a net loss of $9,292,193 compared to $4,527,472 for the three months ended September 30, 2025 and 2024, representing an increase of $4,764,721 or approximately 105% year over year for the same period.
●	The Company had a net loss of $41,028,537 compared to $25,612,656 for the nine months ended September 30, 2025 and 2024, representing an increase of $15,415,881 or approximately 60% year over year for the same period.
●	The year over year increase for the three- and nine-month periods is mainly attributable to increases in general and administrative expenses and equity compensation expenses, which are fundamental to the Company’s expansion into additional municipalities and for business development for the sale of the Luxe FireSuites and NNNs offerings, along with capital and debt offerings. The expansion plans require increased travel, business development, staff recruitment and development of such staff, along with compensation, legal, auditing, tax, marketing other professional services, and general working capital expenses. The Company expects costs in these areas to remain elevated as the Company expands its teams into new markets, develops its entertainment campuses and takes actions intended to strengthen its balance sheet over the next several years.

Operating Expenses

Food and Beverage Costs

●	Food and beverage costs decreased $106,506 to a total of $546,672 during the three months ended September 30, 2025 compared to a total of $653,178 for the three months ended September 30, 2024.
●	Food and beverage costs decreased $243,532 to a total of $1,658,058 during the nine months ended September 30, 2025, compared to a total of $1,901,590 for the nine months ended September 30, 2024.
●	The year over year decrease for the three- and nine-month periods was primarily driven by the decrease in overall sales volumes for the three- and nine-month periods.

Event Center Cost

●	Event center costs increased $488,220 up to a total of $924,061 during the three months ended September 30, 2025, compared to a total of $435,841 for the three months ended September 30, 2024.
●	Event center costs increased $850,312 up to a total of $2,577,623 during the nine months ended September 30, 2025, compared to a total of $1,727,311 for the nine months ended September 30, 2024.
●	The year over year increase for the three- and nine-month periods was primarily due to the increase in talent expenses for the three- and nine-month periods.

Labor Costs

●	Labor costs increased $4,838 up to a total of $1,157,747 during the three months ended September 30, 2025, compared to a total of $1,152,909 for the three months ended September 30, 2024.
●	Labor costs decreased $83,295 to a total of $3,275,576 during the nine months ended September 30, 2025, compared to a total of $3,358,871 for the nine months ended September 30, 2024.
●	The year over year increase for the three-month period and decrease for the nine-month period are due to timing of changes in staffing at the operational level. Management is closely monitoring staffing level in an effort to keep costs consistent.

Rent Costs

●	Rent costs increased $66,512 up to a total of $399,704 during the three months ended September 30, 2025, compared to $333,192 for the three months ended September 30, 2024.
●	Rent costs increased $198,282 up to a total of $1,174,038 during the nine months ended September 30, 2025, compared to $975,756 during the nine months ended September 30, 2024.
●	The year over year increase for the three- and nine-month periods was due to increases in property taxes and insurance expenses over several locations and an additional corporate leased space in McKinney, Texas.

General and Administrative and Equity Compensation Expenses

●	General and administrative expenses and equity compensation expenses increased $5,548,129 up to a total of $10,997,525 during the three months ended September 30, 2025, compared to a total of $5,449,396 for the three months ended September 30, 2024.
●	General and administrative expenses and equity compensation expenses increased $15,146,981 up to a total of $39,426,165 during the nine months ended September 30, 2025, compared to $24,279,184 for the nine months ended September 30, 2024.
●	The year over year increase in general and administrative expenses for the three- and nine-month periods was due to the Company’s expansion into additional municipalities, pre-opening expenses for SHC, Roth’s Sea and Steak and Brohan’s, and increased sales of the Luxe FireSuites and NNNs offerings with increased associated costs. These expansion plans require increased travel, business development, staff recruitment and development of such staff, along with compensation, legal, auditing, tax, marketing other professional services, and general working capital expenses. The Company anticipates these costs to continue to increase period over period as the Company expands its teams into new markets, continue construction of its entertainment campuses and anticipated growth of its balance sheet over the next several years.
●	The year over year increase in equity compensation expenses for the three- and nine-month periods was due to various equity awards granted during the period to employees, consultants and service providers, and 2.5 million options granted in January 2025.

Depreciation and Amortization Costs

●	Depreciation and amortization costs increased $227,173 up to a total of $1,330,893 during the three months ended September 30, 2025, compared to $1,103,720 during the three months ended September 30, 2024.
●	Depreciation and amortization costs increased $1,761,155 for a total of $4,080,668 during the nine months ended September 30, 2025, compared to $2,319,513 during the nine months ended September 30, 2024.
●	The year over year increase for the three- and nine-month periods is due to a significant increase in assets purchased in 2025 that did not receive depreciation in prior periods.

Interest Income (Expense)

●	Interest expense decreased $1,225,146 to a total of $338,935 during the three months ended September 30, 2025, compared to $(886,211) during the three months ended September 30, 2024.
●	Interest expense increased $353,060 to a total of $(2,567,947) during the nine months ended September 30, 2025, compared to $(2,214,887) during the nine months ended September 30, 2024.
●	The year over year decrease for the three-month period was primarily due to the conversion of promissory notes to equity during the second and third quarters of 2025, which reduced interest expense and amortization of debt discount fees during the third quarter in 2025.
●	The year over year increase for the nine-month period was primarily due to the issuance of convertible promissory notes, additional borrowings on long-term debt and NNN lease agreements in the second and third quarters of 2025, which increased interest expense and amortization of debt discount fees in 2025.

Other Expense

●	Other expenses increased $156,362 up to a total of $156,362 during the three months ended September 30, 2025, compared to $0 during the three months ended September 30, 2024.
●	Other expenses decreased $2,297,913 to a total of $202,087 during the nine months ended September 30, 2025, compared to $2,500,000 during the nine months ended September 30, 2024.
●	The year over year increase in the three-month period was due to Notes Eatery ceasing its operations in July 2025.
●	The year over year decrease in the nine-month period was due to expenses that occurred in 2024 that were not present in 2025 that related to a financing expense the Company recognized on a convertible promissory note issued in January 2024 (being the note issued to KWO described in this report).

Other Income

Roth Industries, LLC (“Roth Industries”), a related party, pays Venu licensing fees pursuant to a license granted by Venu to Roth Industries to use the trademark, tradename, and likeness of the Bourbon Brothers brand, which Venu exclusively owns, on packaged and prepared food products sold in retail grocery stores and other retail outlets where food products are sold. The licensing fee paid by Roth Industries to Venu is in the form of a royalty equal to $2,500 per week which did not change from 2024 to 2025. the Company recognized licensing fees from Roth Industries, totaling $32,500 and $32,500 for the three months ended September 30, 2025 and 2024 and $97,500 and $97,500 for the nine months ended September 30, 2025 and 2024, respectively, for Roth’s licensing use of the Bourbon Brothers brand in grocery products since the Company holds the exclusive license to use the brand. The Company had $192,500 and $107,500 in receivables from Roth as of September 30, 2025 and December 31, 2024, respectively. The amounts received were recorded in other income in the condensed consolidated statements of operations and the amounts receivable included in other receivables as prepaid expenses and other current assets in the condensed consolidated balance sheets.

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

Inflation

We continue to monitor the impacts of inflation on our business and will continue to proactively seek cost-saving measures, negotiate with municipalities to purchase land without being burdened by increased borrowing costs and unfavorable lending terms.

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to developing its business plan to market expansion, growing its staff, raising capital, opening and operating our restaurants and event venues in Colorado and Georgia and planning venues in new markets, such as Oklahoma and Texas, and exploring additional markets, while closing on its initial public offering that closed on November 29, 2024. While our primary focus is building venues in these additional markets, its secondary focus is the development of venues in other prospective markets. While we undergo the construction of these venues during the remainder of 2025 and 2026 in Colorado, Oklahoma and Texas, we do not anticipate operational profits until we open and operate additional venues.

When comparing our year-after-year interim financials, we had an accumulated deficit of $83,203,658 and $47,361,208 as of September 30, 2025 and December 31, 2024, respectively, with cash flows used in operations of $5,186,884 for the nine months ended September 30, 2025 and provided by $13,336,007 for the nine months ended September 30, 2024, respectively. Additionally, net loss increased to $41,028,537 for the nine-months ended September 30, 2025 from $25,612,656 for the nine months ended September 30, 2024. These conditions raised substantial doubt about the Company’s ability to continue as a going concern for the next twelve months; however, based on management’s plan, as described below, such substantial doubt has been alleviated.

The Company believes the majority of net loss in the 2025 period was largely due to our efforts to non-recurring expense due to continuing to develop our business plan, growing our staff, raising capital, planning venues in new markets, such as Oklahoma and Texas, along with equity-based compensation that was issued for non-cash financing purposes.

In addition, the Company grew its property and equipment, net, to $250,191,115 as of September 30, 2025 compared to $137,215,936 as of December 31, 2024, which represents an increase of 82% over the nine-month period.

The Company believes that cash on hand, the improved profitability over the next twelve months from the operating entities in Colorado Springs, Colorado and Gainesville, Georgia, along with full season of operations of Ford Amphitheater in 2025 and 2026 will allow the Company to continue its business operations. The opening of Roth’s Sea & Steak in late 2025, with additional capital raising and debt financing in 2025 and potentially in 2026, will allow the Company to continue its business operations. However, there is no guarantee that the Company will be able to execute on these plans as laid out above.

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

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into Credit Agreement with Pueblo Bank & Trust, as lender (the “Lender”) for a draw down term loan (the “Construction Loan”). The Construction Loan accrues interest at 8.50% and has a term of seventy months, maturing on March 27, 2031 (the “Maturity Date”). Beginning on the closing date, and continuing until no later than May 27, 2026 (the “Draw Period”), assuming that there has not been an “Event of Default” (as defined in the Credit Agreement) and that the Company has complied with all requirements under the documents and agreements governing the Construction Loan, the Company may from time-to-time request advances under the Construction Loan not to exceed an aggregate amount of $6 million. Obligations under the Construction Loan are secured under, and by, a deed of trust, various assets of the Company pledged pursuant to a security agreement, together with an assignment of leases and rents, and personal guaranties extended by certain Company affiliates. The balances at September 30, 2025 and December 31, 2024 was $5,937,119 and $0, respectively. This mortgage is collateralized by the SHC land and buildings. This mortgage is personally guaranteed by JW Roth, the Company’s Chairman and CEO.

During the nine months ended September 30, 2025 the Company issued a series of convertible promissory notes having the same terms:

●	The Company issued a $6,000,000 principal amount convertible promissory note on February 28, 2025, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lender was also issued a warrant that is exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share.
●	On April 4, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share.
●	On May 6, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, to acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share.
●	On June 22, 2025, the Company issued 1,542,367 shares of Common Stock in full satisfaction of $15,000,000 principal and $423,667 accrued interest, representing a conversion price of $10 per common share, due under certain convertible promissory notes.
●	On July 22, 2025, the Company issued 103,667 shares of Common Stock upon conversion of a secured promissory note to satisfy 50% of the outstanding obligations owed thereunder.

Cash Flows

The following information reflects cash flows for continuing operations for the nine-month periods presented:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents at beginning of period	$37,969,454	$20,201,104
Net cash (used in) provided by operating activities	(5,186,884)	13,336,007
Net cash used in investing activities	(75,805,333)	(61,541,682)
Net cash provided by financing activities	101,204,579	63,801,428
Cash and cash equivalents at end of period	$58,181,816	$35,796,857

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,186,884 and net cash provided by operating activities was $13,336,007 during the nine months ended September 30, 2025 and 2024, respectively. The year over year decrease of $18,522,891 in cash provided was primarily attributable to increases in net loss and decreases in equity issued for services, noncash financing expense and licensing liability, which was offset by increases in equity based compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities was $75,805,333 and $61,541,682 during the nine months ended September 30, 2025 and 2024, respectively. The year over year increase of $14,263,651 in cash used was primarily attributable to an increase in the purchase of property and equipment and the investment in EIGHT Brewing.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $101,204,579 and $63,801,428 during the nine months ended September 30, 2025 and 2024, respectively. The year over year increase of $37,403,151 in cash provided was primarily attributable to increases in receipts of convertible promissory notes and proceeds from the sale of NNN and firesuites interests, issuance of Contingently Redeemable Convertible Cumulative Series B Preferred Stock and issuance of common stock through a registered offering of shares of common stock that closed in August 2025.

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

Warrants and Options

During the nine months ended September 30, 2025, the Company granted a total of 4,711,750 warrants and options, with (i) 2,500,000 total options granted to JW Roth and Kevin O’Neil as part of the closing upon the real property in McKinney and each agreeing to serve as a personal guarantor of a promissory note issued at that closing, (ii) 900,000 warrants issued to investors as part of the convertible promissory note offering, (iii) an additional 608,750 in total warrants and options for contributed services and (iv) 703,000 to employees and directors.

As of September 30, 2025, there was a total of 7,605,102 warrants (and stock options) exercisable with an aggregate intrinsic value of $32,298,194. For the total warrants and stock options outstanding of 9,863,323 as of September 30, 2025, the aggregate intrinsic value was $39,736,466. As of September 30, 2025, there was $8,743,231 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants and options included as a charge to operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively, was $475,978 and $13,500,360. Equity-based compensation for the three and nine months ended September 30, 2024, respectively, was $671,819 and $10,927,326. The cost is expected to be recognized over a weighted-average period of 4.51 years.

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

During the three and nine months ended September 30, 2025, the Company bought 5,100,000 membership units of SHC. This purchase transaction did not result in a change in control of SHC.

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of September 30, 2025:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Total
ASSETS
Cash	16,068	523,015	319,467	9,365	-	747,034	3,087,147	7,025,637	47,352	904,122	6,351	4,373,880	17,059,438
Property and equipment, net	132,837	10,360,874	9,567,452	47,467,465	-	43,187,087	40,624,515	53,746,598	523,052	-	-	-	205,609,880
Other assets	1,118,322	311,473	635,749	10,000	-	6,005,453	1,046,338	12,964,383	3,470,001	1,854,413	4,499	350,000	27,770,631
Total assets	1,267,227	11,195,362	10,522,668	47,486,830	-	49,939,574	44,758,000	73,736,618	4,040,405	2,758,535	10,850	4,723,880	250,439,949
LIABILITIES
Accounts payable	24,246	-	8	6,828	-	29,122,687	1,557,937	10,942,893	198,623	10,000	2,570	10,001	41,875,793
Accrued expenses and other	361,938	439,626	472,581	18,984	-	-	48,051	98,622	6,651	-	7,199	1,683	1,455,335
Other long-term liabilities	985,024	3,942,416	2,926,711	-	-	675,000	5,937,119	26,666,360	-	-	-	-	41,132,630
Total Liabilities	1,371,208	4,382,042	3,399,300	25,812	-	29,797,687	7,543,107	37,707,875	205,274	10,000	9,769	11,684	84,463,758
Stockholders’ Equity & NCI	(103,981)	6,813,320	7,123,368	47,461,018	-	20,141,887	37,214,893	36,028,743	3,835,131	2,748,535	1,081	4,712,196	165,976,191
Total liabilities and equity	1,267,227	11,195,362	10,522,668	47,486,830	-	49,939,574	44,758,000	73,736,618	4,040,405	2,758,535	10,850	4,723,880	250,439,949

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Sunset El	Venu VIP	Notes DST	Total
ASSETS
Cash	260,107	212,512	100,475	31,663	-	1,414,974	767,752	5,723,088	11,808,891	101,469	2,342	205,922	20,629,195
Property and equipment, net	40,583	10,631,874	10,277,794	47,620,003	-	36,724	22,745,062	12,172,841	1,980,140	202,483	-	-	105,707,504
Other assets	1,191,762	186,356	723,801	98,108	-	-	-	349,945	10,086,179	-	11,187	11,000	12,658,338
Total assets	1,492,452	11,030,742	11,102,070	47,749,774	-	1,451,698	23,512,814	18,245,874	23,875,210	303,952	13,529	216,922	138,995,037
LIABILITIES
Accounts payable	59,419	413	34,516	95,655	-	-	13,507,259	2,669,239	430,518	76,039	14,829	139,779	17,027,666
Accrued expenses and other	365,638	14,452	191,565	167,047	-	-	2,535,164	92,112	124,322	-	-	-	3,490,300
Other long-term liabilities	1,054,770	4,190,509	3,305,253	11,963,333	-	-	550,000	-	879,424	-	-	-	21,943,289
Total Liabilities	1,479,827	4,205,374	3,531,334	12,226,035	-	-	16,592,423	2,761,351	1,434,264	76,039	14,829	139,779	42,461,255
Stockholders’ Equity & NCI	12,625	6,825,368	7,570,736	35,523,739	-	1,451,698	6,920,391	15,484,523	22,440,946	227,913	(1,300)	77,143	96,533,782
Total liabilities and equity	1,492,452	11,030,742	11,102,070	47,749,774	-	1,451,698	23,512,814	18,245,874	23,875,210	303,952	13,529	216,922	138,995,037

The following table provides a summary of the Company’s non-controlling interests for the periods ended September 30, 2025 and September 30, 2024:

	BBPCO	GAHIA	HIA	Sunset CO	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP	Venu Inc	Notes CS 1	Sunset EP	Luxe	Total
Balance at December 31, 2024	(91,207)	6,631,807	585,324	20,093,064	(65,428)	110,810	3,137,215	4,595,687	(3,595)	-	100,625	-	-	35,094,303
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/25	(6,373)	77,831	(3,023)	(741,280)	177	(88,367)	(145,314)	(458,850)	(2,629)	(700)	(492)	-	-	(1,369,020)
Subsidiary issuance of shares	-	-	-	-	-	2,596,672	13,770,625	10,953,701	-	15,968	9,262	-	-	27,346,228
Distributions to non-controlling shareholders	-	(98,064)	(909)	-	-	-	-	-	-	-	(6,453)	-	-	(105,426)
Balance at March 31, 2025	(97,580)	6,611,574	581,392	19,351,784	(65,251)	2,619,115	16,762,526	15,090,538	(6,224)	15,268	102,942	-	-	60,966,085
Net income (loss) attributable to non-controlling interest 4/1-6/30/25	(10,417)	79,989	(2,494)	(693,602)	-	367,084	(270,898)	(338,617)	(1,204)	(3,365)	(4,954)	(7,883)	-	(886,361)
Subsidiary issuance of shares	-	-	-	-	-	468,182	296,999	12,724,912	-	64,078	162,958	4,123	-	13,721,252
Distributions to non-controlling shareholders	-	(109,714)	(909)	-	-	-	-	-	-	(9,367)	(26,369)	-	-	(146,359)
Balance at June 30, 2025	(107,997)	6,581,849	577,989	18,658,182	(65,251)	3,454,381	16,788,627	27,476,833	(7,428)	66,614	234,577	(3,760)	-	73,654,617
Net income (loss) attributable to non-controlling interest 7/1-9/30/25	(30,377)	84,656	(1,752)	(391,258)	(177)	(795,411)	(155,705)	(1,559,441)	(3,428)	(11,742)	(44,010)	(8,242)	(13,819)	(2,930,706)
Subsidiary issuance of shares	-	-	-	-	-	2,881,640	109,837	2,679,238	-	189,128	798,788	(3,477)	-	6,655,153
Distributions to non-controlling shareholders	-	(169,555)	(1,818)	(250,000)	(876,250)	-	(800,000)	-	-	(37,685)	(69,813)	-	-	(2,205,121)
Balance at September 30, 2025	(138,374)	6,496,950	574,419	18,016,924	(941,678)	5,540,610	15,842,759	28,596,630	(10,856)	206,315	919,542	(15,479)	(13,819)	75,173,943

	BBPCO	GAHIA	HIA	Sunset CO	Sunset TN	Sunset MC	Sunset BA	SHC	Sunset McK	Venu VIP	Notes CS 1	Total
Balance at December 31, 2023	(118,444)	6,733,243	601,110	21,620,755	-	288,653	47,106	2,053,440	-	-	-	31,225,863
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/24	15,652	82,506	(3,000)	(245,133)	-	(28,043)	(14,036)	(24,839)	(188)	-	-	(217,081)
Subsidiary issuance of shares	-	-	-	-	-	33,078	235,993	1,993,498	98,818	-	-	2,361,387
Distributions to non-controlling shareholders	-	(123,141)	(909)	-	-	-	-	-	-	-	-	(124,050)
Balance at March 31, 2024	(102,792)	6,692,608	597,201	21,375,622	-	293,688	269,063	4,022,099	98,630	-	-	33,246,119
Net income (loss) attributable to Non-Controlling Interest 4/1-6/30/24	11,469	94,097	(3,107)	(364,690)	-	(38,086)	(97,866)	(325,036)	(24,847)	-	-	(748,066)
Subsidiary issuance of shares	-	-	-	338,742	-	(130,839)	77,419	752,789	1,255,368	-	-	2,293,479
Distributions to non-controlling shareholders	-	(146,173)	(909)	-	-	-	-	-	-	-	-	(147,082)
Balance at June 30, 2024	(91,323)	6,640,532	593,185	21,349,674	-	124,763	248,616	4,449,852	1,329,151	-	-	34,644,450
Net income (loss) attributable to Non-Controlling Interest 7/1-9/30/24	5,139	81,043	(3,047)	(161,268)	-	121	(76,505)	(394,635)	(45,210)	(889)	-	(595,251)
Subsidiary issuance of shares	-	-	-	-	-	(215,816)	64,007	(1,075,137)	2,525,361	(445)	(64,852)	1,233,118
Distributions to non-controlling shareholders	-	(202,016)	(909)	(419,025)	-	-	-	-	-	-	-	(621,950)
Balance at September 30, 2024	(86,184)	6,519,559	589,229	20,769,381	-	(90,932)	236,118	2,980,080	3,809,302	(1,334)	(64,852)	34,660,367

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as a part of our ongoing business. Accordingly, we did not have any off-balance sheet arrangements during any of the periods presented.

Stockholders’ Equity

On September 6, 2024, Venu amended and restated is Articles of Incorporation to change its legal name to “Venu Holding Corporation” and cause all outstanding shares of its previously outstanding Class C Common Stock and Class D Common Stock to be converted on a one-for-one basis to shares of “Common Stock.” As of the filing of the Amended and Restated Articles of Incorporation, the Company’s authorized capital does not include Class A Voting Common Stock. As of September 30, 2025, the Company has 379,990 shares of Class B Non-Voting Common Stock and 43,248,732 shares of Common Stock issued and outstanding.

On October 28, 2025, the Company’s shareholders approved an amendment to the Venu Holding Corporation Amended and Restated 2023 Omnibus Incentive Compensation Plan to increase the number of shares of the Company’s common stock reserved under the plan from 2,500,000 shares to 7,500,000 shares.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024, with respect to the Company having limited accounting personnel and as such, is unable to properly segregate duties relating to the Company’s internal controls over financial reporting. In addition, Venu’s financial close process was not sufficient. While Venu has processes to identify and appropriately apply applicable accounting requirements, Venu plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. The elements of Venu’s remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with enhanced accounting systems and financial close processes.

While we have processes to identify and appropriately apply applicable accounting requirements, the Company’s remediation plan includes the continuation of system enhancements, increased segregation of duties and growth of headcount in our accounting and finance department and/or increased use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time with the addition of experienced accounting employees and/or external consultants and with enhanced accounting systems and financial close processes.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls as described above and intends to remediate this by year end. Management has increased headcount by 18% since December 31, 2024 in the accounting and finance department to strengthen its segregation of duties. Management will also consult with third-party professionals regarding complex accounting applications and to improve our financial reporting processes.

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

On August 20, 2025, the Company and two of its subsidiaries, Sunset at Mustang Creek, LLC and Sunset at Broken Arrow, LLC, received a subpoena duces tecum from the Oklahoma Division of Securities (the “ODS”). The two subpoenas require production of documents related to any offering of securities in the State of Oklahoma. The ODS has not asserted any securities violations by the Company or its subsidiaries. The Company is fully cooperating with the ODS and has provided responsive information to the ODS.

Otherwise, we are not currently engaged in any legal proceedings that are expected, individually or in aggregate, to have a material adverse impact on our financial position or results of operations.

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

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2025, and through November 14, 2025, the Company did not sell any equity securities in a transaction that was not registered under the Securities Act, except for those reported in a prior report filed with the Securities and Exchange Commission and as set forth below:

On September 22, 2025, the Company entered into a partner agreement with a third party who agreed to serve as an ambassador and provide various brand-promotion services for the Company. As partial consideration for the brand ambassador’s services, the Company will issue the brand ambassador shares of Common Stock valued at $125,000 on the 91st day after the effective date of the partner agreement and every 91 days thereafter during the partner agreement’s three-year term. The remaining consideration will be paid in cash.

On October 14, 2025, we issued 75,000 shares of Common Stock in exchange for from 75,000 shares of Class B Non-Voting Common Stock. This exchange was effected under one or more exemptions from registration under the Securities Act, including Section 3(a)(9).

On November 6, 2025, the Company entered into a partner agreement with a third party who agreed to provide various brand-promotion services to the Company. As partial consideration for the brand ambassador’s services, the Company will issue the brand ambassador shares of Common Stock valued at $187,500 on the 91st day after the effective date of the partner agreement and every 91 days thereafter during the partner agreement’s three-year term. The remaining consideration will be paid in cash.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Aircraft Loan

As previously disclosed, in September 2025, Artist 280 purchased an aircraft to support certain of the Company’s current and prospective growth initiatives and development projects around the country. Effective September 26, 2025, Artist 280 borrowed $12,000,000 million (the “Loan”) from PNC Bank, National Association (the “Lender”). The Loan is evidenced by a promissory note (the “Note”) delivered by Artist 280 in favor of the Lender. The term of the Loan is 60 months from October 1, 2025, and the Loan bears interest at 6.01% per annum. Monthly payments of principal and interest are due under the Note and will be calculated by amortizing the principal amount of the Note over 240 months. Obligations under the Note are secured under an Aircraft Security Agreement between Artist 280 and Lender pursuant to which Artist 280 granted to Lender a security interest in the aircraft owned by Artist 280. In addition, JW Roth, the Company’s CEO, delivered a limited guaranty and suretyship agreement whereby he agreed to unconditionally guarantee and become a surety for payments due under the Note, although Mr. Roth’s maximum liability under that guaranty is $4.5 million.

Brand Ambassador and Partner Agreements

In the ordinary course of its business, the Company, from time to time, enters into various relationships and agreements with third parties for industry events and services intended to increase the Company’s profile in the music industry and raise brand awareness for the Company’s current and prospective music venues. By way of example, during and after the quarter ended September 30, 2025:

●	On September 22, 2025, the Company entered into an Ambassador Agreement with a third party for the purpose of increasing awareness of the Company. The term of the agreement is three years and requires cash payments to the brand ambassador, being a payment at the time of the signing of the agreement, and then on-going payments at defined intervals. During the term of the agreement, the Company will also issue shares of common stock to the ambassador on the 91st day after the effective date of the agreement and every 91 days thereafter. The number of such shares of common stock to be issued on each grant date during the term will equal a value of $125,000, such value to be determined based on the Volume Weighted Average Price per share during the preceding twenty days during which the NYSE American was open.

●	On November 6, 2025, the Company entered into a Partner Agreement with a third party for the purpose of increasing awareness of the Company. The term of the agreement is three years and requires cash payments to the brand ambassador, being a payment at the time of the signing of the agreement, and then on-going payments at defined intervals. During the term of the agreement, the Company will also issue shares of common stock to the ambassador on the 91st day after the effective date of the agreement and every 91 days thereafter. The number of shares of common stock to be issued on each grant date during the term will equal a value of $187,500, such value to be determined based on the Volume Weighted Average Price per share during the preceding twenty days during which the NYSE American was open.

Under the agreements generally described above, each ambassador will provide various services intended to promote the Company’s brand in the music industry, including engaging in various public promotional services on behalf of the Company, which may include testimonials, public appearances and announcements, and also providing content for brand promotional activities.

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

Of the 42,847,542 shares of Common Stock that are issued and outstanding as of November 14, 2025:

●	approximately 10,940,611 are freely tradable in the public market without restriction on transfer or subject to contractual “leak-out” restrictions or limitations.
●	31,906,931 are subject to “leak-out” restrictions, of which 6,651,565 are to be released of these restrictions on November 25, 2025; 3,208,885 are to be released of these restrictions on November 25, 2026; 22,042,981 are to be released of these restrictions on November 25, 2027; and 3,500 are scheduled released of these restrictions on November 25, 2028.

Of the aggregate of 14,923,148 shares beneficially owned by our officers and directors as of November 14, 2025:

●	8,705,657 shares are subject to “leak-out” restrictions, of which 1,181,179 are to be released of these restrictions on November 25, 2025; 941,481 are to be released of these restrictions on November 25, 2026; and 6,582,997 are to be released of these restrictions on November 25, 2027.
●	6,217,491 are not subject to the “leak-out” restrictions.

These leak-out restrictions terminate if, at any time before November 25, 2025, the closing sales price of the Company’s Common Stock is at or above $25 for ten consecutive trading days.

Following the restrictive periods set forth in the agreements described above, and assuming that no parties are released from these agreements and that there is no extension of the restricted period, shares of our Common Stock will be eligible for sale in the public market in compliance with Rule 144 or another exemption under the Securities Act.

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

Venu Holding Corporation

Date: November 14, 2025	By:	/s/ JW Roth
JW Roth
Chief Executive Officer and Chairman

Date: November 14, 2025	By:	/s/ Heather Atkinson
Chief Financial Officer

