Form 10-K
period 2025-12-31
Venu Holding Corp
filed 2026-03-31
CIK 1770501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2025 was $287,043,620 based on the closing sales price of $11.79 per share of the Registrant’s Common Stock on such date as reported by the NYSE American LLC. The Registrant’s Class B Non-Voting Common Stock is not publicly traded and therefore was excluded from this calculation.

As of March 31, 2026, the Registrant had 60,042,328 shares of Common Stock and 304,990 shares of Class B Non-Voting Common Stock outstanding.

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

Summary of Risk Factors

Our business is subject to a number of risks, of which you should be aware. These risks are discussed more fully in the “Risk Factors” section of this Report. These risks include, but are not limited to, the following:

●	Venu will require additional capital to support its business plan and potential growth, and this capital might not be available on favorable terms, or at all.

●	Venu has incurred net losses and anticipates that it will continue to incur net losses for the near-term future and may never achieve profitability.

●	Venu’s business plan is based on numerous assumptions and estimates that may not prove accurate.

●	Venu’s debt obligations may adversely affect cash flow and impose restrictions on Venu’s ability to operate its business.

●	Venu faces risks related to material weaknesses in its internal control over financial reporting, and there are inherent limitations on the effectiveness of the controls and procedures that it implements. Venu’s failure to remediate such material weaknesses could adversely affect its ability to report its financial condition and results of operations in a timely and accurate manner.

●	Certain subsidiaries of Venu that own, or are expected to own, key real property assets are not wholly owned, and as a result, third parties have rights in certain assets and operations of those subsidiaries.

●	The agreements specifying the terms of Venu’s public-private partnerships with local municipalities impose various conditions, obligations, restrictions, and covenants related to Venu’s ownership, use, development, and operation of the properties it acquires and the venues it constructs. Venu’s failure to comply with such restrictions could subject Venu to various consequences, ranging from the payment of monetary fees to the clawback of purchased property, any of which could have a materially adverse impact on Venu’s business and financial condition.

●	Venu’s ability to open new amphitheaters and venues on schedule and in accordance with targets may be adversely affected by delays or problems associated with acquisition and construction delays, and by other factors, some of which are beyond Venu’s control.

●	The success of Venu’s amphitheater and venue projects depends on the popularity of guest experiences at those venues, as well as Venu’s ability to attract advertisers, marketing partners, operating partners, audiences, and artists to concerts or other events at those locations. If The Sunset Amphitheater and other venues owned by Venu do not appeal to customers, or if Venu is unable to attract advertisers and marketing partners, there will be a material negative effect on the Company’s business and results of operations.

●	Venu’s construction of its first outdoor amphitheater project in Colorado Springs required, and future amphitheater facilities that Venu intends to open will require, significant capital investments by Venu with no assurance that the venues will be successful.

●	Venu has not finalized certain plans and specifications for many of its proposed new venue locations, and as a result Venu’s costs may be higher than anticipated, resulting in possible additional capital requirements, additional debt, or less favorable operating results than projected.

●	Venu may suffer project delays, increased costs, and financial losses if city councils or other local governmental bodies oppose Venu’s land-purchase and venue-construction proposals or reject purchase and development agreements that Venu has negotiated with other regulatory bodies within a given city.

●	Potential development and construction delays could cause Venu’s estimate of future income, expenses, and development costs to be inaccurate.

●	The success of Venu’s business operations depends in part on its ability to acquire, develop, lease, and maintain live-music venues, and if it is unable to do so on acceptable terms, or at all, its results of operations could be adversely affected.

●	Venu’s reliance on third-party operators to manage and operate Ford Amphitheater and future amphitheater locations exposes Venu to risks, including profit sharing, limited operational control, non-compete restrictions, indemnification obligations, and potential disruptions from the termination or renewal of operating agreements.

●	If Venu fails to execute its business strategy, which includes identifying, acquiring, and then developing new restaurants, amphitheaters, and entertainment venue locations, and opening locations that are profitable, Venu’s business could suffer.

●	Expansion into new geographic markets may present increased risks due to relative unfamiliarity with these markets.

●	The catastrophic loss of a facility could adversely affect business.

●	Venu’s operational costs may be greater than projected due to factors beyond Venu’s control that slow project development and may adversely impact Venu’s profitability.

●	Venu’s restaurants and live-music venues face intense competition, and if Venu is unable to continue to compete effectively, its business, financial condition, and results of operations would be adversely affected.

●	Venu may face challenges in building name recognition, developing its reputation, and protecting its brand and reputation from adverse events that may not be within Venu’s control, which could adversely impact its expansion efforts, its operating results, and its ability to attract talented performers, generate audience enthusiasm, sell tickets, and generate revenue from its venues.

●	The entertainment business in which Venu operates is highly sensitive to customer tastes. The success of Venu’s business depends on Venu’s (and its contractual partners’) ability to attract popular artists and other live events to its venues. Venu and its partners may be unable to book events that generate demand, or anticipate or respond to changes in consumer preferences, which may result in decreased attendance at concerts and events hosted at Venu’s venues.

●	Venu’s success depends, in significant part, on entertainment and leisure events and economics, and other factors adversely affecting such events could have a material adverse effect on our business, financial condition, and results of operations.

●	Venu’s business depends on discretionary consumer and corporate spending, which may be impacted by market volatility and challenging economic conditions.

●	Portions of Venu’s business are subject to seasonal fluctuations, and its operating results and cash flow likely will vary from period to period.

●	Poor weather adversely affects attendance at live music events, which could negatively impact Venu’s financial performance from period to period.

●	There is a risk of personal injuries and accidents in connection with live music events, which could subject Venu to personal injury or other claims and increase expenses, as well as reduce attendance at its live music events, causing a decrease in revenue.

●	The sale of food and prepared food products for human consumption involves a risk of injury to customers.

●	The price and availability of food, ingredients, retail merchandise, transportation, distribution, and utilities used by Venu’s venues could adversely affect revenues and results of operations.

●	Venu is subject to extensive governmental regulation and changes in these regulations and its failure to comply with them may have a material negative effect on the Company’s business and results of operations.

●

Zoning and governmental approvals could hinder, delay, or completely inhibit Venu’s ability to own, develop, lease, and construct upon the real estate upon which it intends to build new restaurants and venues.

●	Venu’s ability to meet labor needs while controlling costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation, payroll taxes and changing demographics.

●	The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements.

●	Venu was previously engaged in litigation related to its construction and operation of Ford Amphitheater in a lawsuit that was ultimately dismissed. Venu is also currently facing litigation related to alleged unlawful noise pollution from Ford Amphitheater. Venu may face similar lawsuits in other municipalities where it is constructing, or plans to construct, Sunset Amphitheaters.

●	We may, from time to time, be subject to legal proceedings, regulatory inquiries, investigations, or claims that could adversely affect our business.

●	If certain communications used to market certain exempt offerings of membership interests conducted by the Company’s subsidiaries are deemed to have been an “offer” in violation of Section 5 of the Securities Act with respect to any public offering that the Company conducts, the Company may be subject to certain claims for rescission by investors that participate in the public offering.

●	Any failure by Venu or its subsidiaries to comply with private offering exemption requirements could result in, among other things, rescission rights that could adversely affect the Company as a whole.

●	Use of social media and influencers may adversely affect our reputation or subject us to fines or other penalties.

●	A material disruption in information technology, network infrastructure, and telecommunication systems could adversely affect our business and results of operations.

●	A privacy breach or cybersecurity attack could adversely affect Venu’s business and operations.

●	Data security incidents and the unauthorized access, use, or disclosure of personal or sensitive information could adversely affect our business, damage our reputation, and give rise to liabilities.

●	Failure to maximize or to successfully protect and assert Venu’s intellectual property rights could adversely affect business and results of operations.

●	We may be subject to claims that we infringed upon certain third-party intellectual property rights, which, even if meritless, could be costly to defend and could adversely affect our business, results of operations, financial condition, and prospects.

●	Venu is involved in a number of related-party transactions.

●	Venu is dependent on its key personnel and will need to hire additional personnel. Venu’s hiring abilities may be strained by current employment trends and economic conditions.

●	Venu’s officers, directors, and principal shareholders collectively own a substantial portion of Venu’s Common Stock.

●	Venu’s officers and directors do not owe a duty of exclusivity to Venu.

●	Venu is dependent on attracting and retaining qualified employees while also controlling labor costs.

●	Global economic and market uncertainty may adversely impact Venu’s business and operating results.

●	Venu and its venues may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or disease epidemics.

●	Health concerns, government regulation relating to the consumption of food products, and widespread infectious diseases could impact consumer preferences and negatively affect results of operations.

●	The stock price of Venu’s Common Stock may be volatile or may decline regardless of our operating performance.

●	We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of Venu’s Common Stock.

●	Widespread market volatility and fluctuations in the share price of Venu’s Common Stock could expose us to costly securities litigation.

●	Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

●	Our Articles of Incorporation permit “blank check” Preferred Stock, which can be designated by our Board of Directors without shareholder approval.

●	Certain provisions in our Governance Documents could make a merger, acquisition, other change in control, tender offer, or proxy contest more difficult and may prevent shareholder attempts to replace or remove our current management, which could depress the trading price of our Common Stock.

●	Certain limitation-of-liability and indemnification provisions in our Governance Documents may discourage shareholders from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties, may reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit the Company and other shareholders, and may adversely impact shareholders’ investments to the extent that the Company pays the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

●	If securities analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business, our Common Stock, or our market, the price of shares of our Common Stock and our trading volume could decline.

●	Shareholders’ ownership interest may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

●	A significant portion of our total outstanding shares of Common Stock are eligible to be sold into the market in the near future, including pursuant to Rule 144, which could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

●	The financial and operational projections that we may make from time to time are subject to inherent risks.

●	If we fail to establish and maintain an effective system of internal control or disclosure controls and procedures are not effective, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

●	We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	Future changes in financial accounting standards or practices may cause adverse and unexpected revenue fluctuations and adversely affect our reported results of operations.

●	There are many risks associated with forward-looking information in this Annual Report.

Item 1. Business

Overview of Venu’s Business

Business Overview

Venu is an entertainment and hospitality holding company based in Colorado Springs, Colorado that designs, develops, owns, and operates (whether directly or through third-party operators) up-scale music venues, multi-season amphitheaters, and full-service restaurants and bars where music, dining, and luxury experiences converge. Venu was founded in 2017. Since its inception, Venu has strived to set a new standard in the hospitality and entertainment industry through its entertainment-campus venue concept and to meet the growing demand for live entertainment by developing new venues in strategically selected, rapid-growth, entertainment-underserved markets. Venu takes pride in being a catalyst for memorable experiences, a champion of local entertainment, and a contributor to vibrant communities.

To date, Venu has developed, or is in the process of developing, three restaurant concepts and one bar concept, as well as live music indoor venues that accommodate approximately 1,400 guests and multi-season amphitheaters that accommodate 8,000 or more guests. Currently, Venu operates indoor venues and restaurants in Colorado and Georgia, but it is in varying levels of planning or development to open venues in Oklahoma and Texas, with the Sunset at Broken Arrow expected to open in Fall 2026 and other locations in 2027.

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

Overview of Venu’s Venues

Venu currently has two music venue concepts: (1) an indoor, more intimate music hall venue known as Bourbon Brothers Presents (“BBP”), which currently operates under the names of Phil Long Music Hall at Bourbon Brothers with respect to the Colorado venue and The Hall at Bourbon Brothers or Boot Barn Hall with respect to the Georgia venue in accordance with the naming rights of the BBP venues; and (2) a multi-seasonal amphitheater venue known as The Sunset Amphitheater, which is intended to offer higher-end amenity options to patrons that will vary depending on location, but will generally include offerings such as Luxe FireSuites, VIP suites, and access to an adjoining restaurant and/or rooftop bar. Venu has operated a BBP in Colorado Springs, Colorado (“BBP CO”) since 2019 and in Gainesville, Georgia (“BBP GA”) since June 2023. Venu’s debut outdoor Sunset Amphitheater venue opened in Colorado Springs, Colorado, in August 2024, which is called Ford Amphitheater pursuant to a naming-rights agreement (“Ford Amphitheater”). From time-to-time Venu may also explore other music, restaurant and entertainment venue concepts.

Venu currently has two restaurant concepts: (1) a flagship, full-service restaurant concept known as Bourbon Brothers Smokehouse & Tavern (“BBST”); and (2) an upscale, five-star, fine-dining restaurant concept known as Roth’s Sea & Steak (“Roth’s”). Venu opened a BBST in Colorado Springs, Colorado (“BBST CO”) in 2017 and in Gainesville, Georgia (“BBST GA”), simultaneously with its BBP GA indoor music hall, in June 2023. Venu opened Roth’s adjacent to Ford Amphitheater in June 2025 for exterior concert seating and in November 2025 for restaurant operations.

Venu expanded its live-music and entertainment footprint in Colorado Springs in September 2022 when it opened “Notes” bar-restaurant, which featured upscale bar fare and dive-bar specials, before expanding to the full restaurant “Notes Eatery” in May 2024. As of July 18, 2025, Notes Eatery ceased its operations.

Venu has one bar concept, which is an elevated, craft-cocktail bar experience called Brohan’s (“Brohan’s”). Brohan’s opened in November 2025 and operates on the rooftop of Roth’s overlooking the Ford Amphitheater.

Lastly, Venu has a hospitality suite concept called Notes Hospitality Collection (“NHC”), which consists of hospitality suites intended to be used for hosting large events such as corporate conferences, weddings, expos, galas, trade shows, and conventions. Venu’s first NHC development opened in November 2025 as part of the mixed-use development where Roth’s and Brohan’s will operate adjacent to the Ford Amphitheater. NHC consists of two premier, configurable hospitality spaces framing either side of Roth’s to be used for hosting corporate events, weddings, trade shows, conventions, and other events.

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

Venu’s Mission and Strategy

Venu’s mission is to revolutionize entertainment and hospitality by offering dynamic entertainment campuses where music, dining, and luxury converge. Venu carries out its mission by leveraging its:

●	exclusive collection of premium restaurants and luxury venue properties, designed to enhance the customer experience through designed spaces and a spectrum of ticket and menu offerings that accommodate the needs and desires of a wide range of customers, whether their priority is to enjoy an outing that maximizes both fun and affordability or to be treated to a decadent, VIP type of experience;

●	management team with years of experience and prior success in hospitality and entertainment, venue and infrastructure development, and venue and restaurant management;

●	operational and brand partnerships with well-known industry leaders that create brand recognition for Venu’s venues and enable them to be operated efficiently and effectively to provide a seamless experience for customers while maximizing the returns of shareholders;

●	institutional knowledge of the entertainment landscape, insight regarding which artists and entertainers drive audience engagement, and strong industry relationships that make it possible to route those acts to Venu venues;

●	community ties and relationship lead in the markets that Venu focuses on its development efforts in, which enhances its capital-raising efforts and advances its ability to deliver the types and genres of entertainment that complement the desires and demographic of the community being served;

●	optimization of the functionality and use of its venues, which can be rented for both personal and corporate events with a range of seating capacities and spaces that can accommodate intimate gatherings or large, table-top events for 500-700 seated guests;

●	financing and acquisition strategy that catalyzes growth while minimizing future dilution, as discussed in more detail under “Financing and Acquisition Strategy” below; and

●	strict criteria for evaluating business-expansion opportunities and ensuring that any new markets for its venues meet specific demographic profiles, are undersaturated with entertainment options, and have local governments that recognize the value of investing in an entertainment campus to drive local economic growth and to build community culture, as discussed in more detail under “Financing and Acquisition Strategy.”

Financing and Acquisition Strategy

A key factor to Venu’s current and future success is its ability to continue growing through venue and infrastructure development while attempting to minimize future dilution. The financing and acquisition strategy of Venu and its subsidiaries include three primary components: (1) partnering with municipalities that attract local development by offering financial incentives; (2) conducting pre-sales for its venues of naming rights, sponsorships, owners’ club memberships, and rights to use Luxe FireSuites through traditional cash sales, fractional financing, and triple-net lease interests; and (3) accessing attractive debt capital.

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

As an example of this strategy, Venu introduced its restaurant and music venue concepts to Gainesville, Georgia in January 2022 by negotiating a Purchase and Sale Agreement between one of its subsidiaries, GA HIA, LLC (“GA HIA”), and the Gainesville Redevelopment Authority (the “GRA”), pursuant to which the GRA agreed to sell approximately 1.7 acres of land to GA HIA for $800,000 to incentivize the development of the BBST GA restaurant and the BBP GA music hall that Venu opened on the property approximately 18 months later in June 2023. The GRA viewed its public-private partnership with GA HIA as an opportunity to induce and stimulate redevelopment and investment in one of Gainesville’s tax-allocation districts that was in need of improvement. Similarly, on April 30, 2024, the Company executed a term sheet with the City of El Paso, Texas (“El Paso”), and then in June 2024 and July 2024 entered into a Chapter 380 Economic Development Program Agreement (the “Chapter 380 Agreement”), a Purchase and Sale Agreement, and related transaction documents (collectively, the “Definitive El Paso Agreements”). On May 13, 2025, the Company (through a wholly owned subsidiary) acquired an approximately 20-acre tract of land where it will develop The Sunset Amphitheater in El Paso, Texas pursuant to the Definitive El Paso Agreements. Under the Definitive El Paso Agreements the City of El Paso provided various incentives to the Company related to the development of The Sunset El Paso including contributing cash towards Venu’s development costs by issuing an eight-year, no-interest, forgivable loan to Venu (the “El Paso Loan”) in the principal amount of $8,000,000 funded by the Texas Economic Development Fund. If the Company completes construction of The Sunset El Paso within 36 months from the date Venu receives all government authorizations required to develop and construct the amphitheater (such process, “Entitlement”) and hosts a minimum of 25 events per year at The Sunset El Paso in years 3-5 of the rebate period, the El Paso Loan will be forgiven.

Through its agreements with the Cities of Gainesville, Georgia and El Paso, Texas, Venu has negotiated various tax incentives through property-tax rebates and sales-tax abatements that afford the Company financial benefits over the term of the rebates via reduced occupancy expenses. As Venu plans and implements its Texas and Oklahoma expansion, it has entered into public-private partnerships and incentive packages for the McKinney, Texas and Broken Arrow, Oklahoma markets as described in this Annual Report. See “Business – Public-Private Partnership Obligations.”

While Venu’s public-private partnerships with local municipalities enable Venu to acquire land on terms more favorable than Venu could likely negotiate in open-market sales, or to obtain other financial incentives that offset Venu’s costs of constructing and operating new venues, the agreements specifying the terms of Venu’s public-private partnerships with a given municipality also impose certain conditions, obligations, and covenants (collectively, “Restrictions”) that restrict Venu’s ownership, use, and development of the land it acquires and the venues it constructs and operates. Venu is typically subjected to those Restrictions pursuant to the Development Agreements that Venu and a local municipality enter into in connection with the purchase and development of the land. Certain immaterial obligations may also be imposed on Venu under the ancillary agreements to its public-private partnerships, which could include, for example, parking or facilities-use agreements. The material terms of its public private partnership agreements and the Restrictions on Venu’s ownership and use of the real property it has acquired through public-private partnerships are described in more detail under “Subsidiaries and Properties — Public-Private Partnership Obligations” below. For a review of the material risks Venu faces as a result of the Restrictions Venu and in connection with its public-private partnerships, see the section of this Annual Report entitled “Risk Factors — The agreements specifying the terms of Venu’s public-private partnerships with local municipalities impose various conditions, obligations, restrictions, and covenants related to Venu’s ownership, use, development, and operation of the properties it acquires and the venues it constructs. Venu’s failure to comply with such restrictions could subject Venu to various consequences, ranging from the payment of monetary fees to the clawback of purchased property, any of which could have a materially adverse impact on Venu’s business and financial condition.”

Pre-Sales of Naming Rights, Sponsorships, Club Membership, and Rights to Use Luxe FireSuites Through NNN Lease Arrangements

The second component of Venu’s financing and acquisition strategy consists of pre-selling the naming rights to its venues and generating capital that can be used to finance development-related costs. The cost of naming rights for each of Venu’s venues range from approximately $140,000 per year for an indoor concert venue, such as Phil Long Music Hall at Bourbon Brothers, to up to $2,000,000 per year for a large multi-season amphitheater like The Sunset Amphitheater that Venu anticipates opening in McKinney, Texas. Venu’s former naming-rights sponsor for both its BBP CO and BBP GA venues was Boot Barn Holdings Inc. (NYSE: BOOT), a leading retailer of western and work-related apparel and footwear. In July 2024, Phil Long Dealerships, Inc. purchased the naming rights to BBP CO for a five-year term under an Agreement for Naming and Sponsorship Rights, pursuant to which BBP CO is called “Phil Long Music Hall at Bourbon Brothers.”

In May 2024, Sunset Operations, LLC, a wholly owned subsidiary of Venu, also entered into a Naming and Sponsorship Rights Agreement with Mountain States FDAF, which agreed to acquire the naming rights to Venu’s first outdoor amphitheater in Colorado Springs. During the duration of the agreement’s ten-year term, the amphitheater will be called “Ford Amphitheater.”

In addition to pre-selling the naming rights to its venues, Venu has developed a menu of sponsorship inventory at each BBP location, which primarily consists of table and shows sponsorships. Additionally, Venu may sell “Presenting Show” sponsorships for several of its promoted shows.

Venu or its venue operator also enters into product-specific sponsorship agreements. For example, pursuant to a Sponsorship Agreement with Anheuser-Busch, LLC (“Anheuser-Busch”), Anheuser-Busch serves as the exclusive malt-beverage sponsor at Ford Amphitheater and has the right to refer to itself in marketing materials as the “Official Beer Sponsor” and “Official RTD Sponsor” of Ford Amphitheater.

Certain of Venu’s subsidiaries also accumulate financing and acquisition capital for the specific assets and properties held by that subsidiary by selling non-voting membership units, which entitle holders to various in-kind benefits, such as rights to use a Luxe FireSuite at a specific multi-season music amphitheater as well as certain preferential economic rights. The rights associated with the non-voting membership units are set forth in the applicable subsidiary’s operating agreement, which, in certain cases, provides that any distributions of available cash that is attributable to a defined portion of revenues generated by ticket sales for an event held at a specific venue project will be distributed to the non-voting members (which include all members except Venu and its subsidiaries), with the excess to be distributed to the voting member (which is Venu or a wholly-owned subsidiary). At Ford Amphitheater in Colorado Springs, Venu incorporated 90 Luxe FireSuites located on the concourse between the stadium-style seating in front of the stage and the lawn, each of which accommodates eight VIP guests per show. Prior to breaking ground on Ford Amphitheater, in this manner Venu pre-sold rights to each Luxe FireSuite, with the proceeds deployed to fund most of the amphitheater’s construction-related expenses. Venu expects that those subsidiaries that will own their amphitheater assets will utilize a similar financing strategy in the markets where there are plans to develop multi-seasonal amphitheaters, which currently include Broken Arrow, Oklahoma, McKinney, Texas, El Paso, Texas, and Houston Texas. Because the development and market of each amphitheater is unique, pricing for interests in Luxe FireSuites will vary depending on venue location.

During 2025, a wholly owned subsidiary of Venu, Venu LuxeSuite Holdings, LLC (“Luxe”), also entered into triple-net (“NNN”) lease arrangements providing for the sale of use rights and the concurrent lease-back of certain luxury concert suites (each, a “Luxe FireSuite”) at certain venues. Under the NNN lease structure, Luxe sells to a third party the exclusive use rights to a Luxe FireSuite in exchange for the third-party’s payment of an upfront purchase price and concurrently leases the Luxe FireSuite back for a 15-year term. The lease is “triple net,” meaning that Luxe is responsible for all suite-related operating costs (maintenance, insurance, taxes) over the term of the lease. Certain Venu subsidiaries that own, or are developing, amphitheaters also may sell interests in Luxe FireSuites using this same NNN model.

Debt Financing

The final component of Venu’s acquisition and financing strategy is accessing attractive debt capital. Based on the land sales that Venu has previously negotiated with various municipalities, Venu believes it can acquire land inexpensively through continuing to strategically partner with municipalities. Venu also believes it is equipped to fund portions of its construction expenses using funds generated from pre-sales of its naming rights, Luxe FireSuites, and sponsorships. Those abilities make Venu believe it is uniquely positioned to access debt on attractive terms to finance any other unfunded construction costs.

Other Financing Strategies

In addition to the financing strategies outlined generally described above, Venu’s financing strategy includes other components, such as continued revenue growth, sale-leaseback transactions, and sales by certain of Venu’s subsidiaries, such as GA HIA, of membership interests to third parties as a component of the financing for the specific real property asset and development they hold, as described further below under “Venu’s Subsidiaries and Properties”. Further, with respect to certain of its real property assets and interests, Venu may from time to time elect to hold title to a particular asset through a Delaware Statutory Trust and permit third parties to acquire beneficial interests in the trust in a tax-advantaged manner (such as through “1031 exchanges”) and realize certain tax benefits. Under such an arrangement, a wholly owned subsidiary serves as the trustee of the trust and controls all decisions with respect to the property (including its potential sale). This structure is similar to a sale-leaseback arrangement in that Venu can in part monetize an otherwise illiquid asset, yet, retain full control over the asset and have the power and authority to repurchase the applicable property in full if deemed appropriate under the market conditions and the Company’s liquidity at any given time.

One example is the real property upon which the Ford Amphitheater was constructed, which is leased to Sunset Amphitheater LLC under a ground lease and conveyed to a Delaware Statutory Trust with the expectation that a portion (but in no event all) of the beneficial interests in that trust will be sold to third parties.

Another example of one of Venu’s financing strategies is its sale-leaseback transaction involving the 5.5-acre parcel of real property owned by Notes Live Real Estate, LLC (“NLRE”), a wholly owned subsidiary of Venu, in Colorado Springs, Colorado, which serves as the primary parking lot for Ford Amphitheater. After purchasing and improving that property in fiscal years 2023 and 2024, NLRE sold the property to a related party in November 2025 pursuant to a real estate purchase and sale agreement, yielding a development profit, and concurrently entered into a ground lease agreement with that related party to lease the property back for a 20-year term under an NNN lease structure.

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

When evaluating potential markets to expand to and local municipalities to partner with, Venu looks for markets that meet the site-selection criteria for The Sunset Amphitheater and BBP venues described below:

●	The market is materially underserved of premium, indoor or multi-seasonal venues for live music and entertainment.

●	The municipality is willing to partner financially with Venu to attract the type of entertainment amenities that Venu offers and has focused on investments in entertainment districts as part of its long-term city plans.

●	The demographic profile of the community meets the age and household-income markers that Venu believes are most conducive to establishing a successful, well-attended music and entertainment venue.

●	There are sites available that are adjacent to high-traffic-count roadways with visibility for digital marketing.

●	There are physical locations suitable from a zoning, sound, parking, and traffic perspective.

●	The location is conducive to Venu’s overall act-routing strategy.

●	Venu has relationship leads in the market, which drives financing strategy.

Venu carries out its site-selection process in three stages:

●	Site Selection. Based on the expansion criteria above, Venu identifies specific regions that serve as target markets for its venue concepts. Venu works to identify experienced commercial real estate leads for each market, establishes specific criteria for expansion, and works alongside those leads to identify, assess, and negotiate contracts for new locations.

●	Site Acquisition. The site-selection lead for each market identifies target properties that meet the base criteria. A team led by Venu’s Chief Executive Officer, JW Roth, engages with the market lead to assessing and, if deemed suitable, negotiate a purchase and sale agreement that meets Venu’s financial framework.

●	Site Development. Once the purchase and sale agreement is complete, Venu’s real estate development team manages entitlement, closing, finalizing municipal financial incentives, architecture, and construction.

Venu’s Sources of Revenue

Venu’s primary revenue streams consist of the following:

●	Ticket Sales and Fees. Venu promotes tickets for concerts and events it hosts through the location-specific websites of its BBP venues and on the Ford Amphitheater website. Tickets are primarily sold online through third-party, full-service ticketing businesses that Venu contracts with to promote and sell tickets for events. Venu retains a portion of the revenue generated from each ticket sale. Venu also generates ticket revenue from walk-up sales at its BBP and Ford Amphitheater locations.

●	Fee Income. Venu also generates revenue through collecting fees on tickets sold by third-party platforms, including convenience and order-processing fees and service charges.

●	Venue Rentals. Venu’s BBP venues are rented for a variety of events, including corporate gatherings, conferences, seminars, benefit concerts, fundraisers, weddings, and holiday parties. Each BBP venue can be transitioned to different configurations, which allows for operational flexibility and maximization of venue use. The two configurable NHC hospitality suites that frame either side of Roth’s in the mixed-use development adjacent to Ford Amphitheater are also rentable for various events, including corporate events, weddings, trade shows, conventions, and galas.

●	Naming Rights. Venu generates a portion of its revenue by partnering with industry-leading brands under naming-rights agreements. By selling the naming rights to its venues, Venu benefits from the name recognition of its sponsors and can offset its development, operational, and occupancy costs through its collection of naming-rights fees. The naming-rights sponsors, in turn, strengthen their brand recognition and visibility, heighten their exposure, and benefit from being associated with the world-class events that a hospitality and entertainment company like Venu makes possible. In addition to negotiating the naming rights to its venues themselves, Venu negotiates naming rights for specific segments within its venues and restaurants, such as patio spaces and the backstage area where artists conduct meet-and-greet events. The naming rights sponsor for BBP CO is Phil Long Dealerships, Inc. The naming rights sponsor for The Sunset Amphitheater in Colorado Springs is Mountain States FDAF, pursuant to which the amphitheater is called Ford Amphitheater. Our future amphitheater locations are expected to have a naming rights sponsor when they open.

●	Sponsorships. Venu’s sponsorship opportunities enable sponsors to advertise and connect to customers at Venu’s entertainment and restaurant properties. Venu provides a marketing and communications platform intended to cater to the specific needs of each sponsor. Venu offers: (i) foundational partnerships, which allow companies to enjoy exclusive benefits and recognition as founding partners of Venu venues; (ii) industry-exclusive partnerships, which enable companies to gain exclusive rights to represent their industries and stand out among their competitors; (iii) show and event sponsorships, which allow companies to associate their brands with specific shows and events and to capture the attention of a targeted audience; and (iv) VIP sponsorship packages, which allow companies to offer their clients and customers with a top-notch, VIP experience at Venu’s venues. While Venu’s primary sponsorships are for tables and shows, it has a curated menu of sponsorship inventory at each of its venues that is available for sponsors to showcase their brands. Venu or its venue operator also enters into product-specific sponsorship agreements. For example, the operator of Ford Amphitheater has entered into sponsorship agreements with Anheuser-Busch, pursuant to which Anheuser-Busch serves as the exclusive malt-beverage sponsor at Ford Amphitheater, and with Brown-Forman Corporation (“BFC”), pursuant to which BFC has sponsorship exclusivity at Ford Amphitheater for its brand, Jack Daniel’s, in the bourbon/whiskey category.

●	Food and Beverage Sales. Venu’s BBST restaurants, known for their selection of rare bourbons, ryes, and whiskies, serve American classics and southern staples from a scratch kitchen and act as the exclusive caterer for BBP concerts and events while Roth’s provides an elevated, fine-dining culinary experience. In 2024 and 2025, Venu generated revenues based on its BBST and BBP locations in Colorado and Georgia both being operational for the full year. In 2025, Venu generated additional revenues from the opening of Roth’s restaurant and Brohan’s bar in November 2025. Venu expects to generate additional revenues based on Roth’s and Brohan’s being operational for the full year in 2026.

●	Parking Fees. Venu generates or will generate revenue from the development of parking lots at its amphitheater locations. These premium lots are or will be controlled exclusively by the Company, over and above each amphitheater operator’s parking that is or will be shared between Venu and the operator. Venu began recognizing this revenue with the opening of Ford Amphitheater in Colorado Springs in August 2024.

●	Licensing Revenue from Luxe FireSuites. Venu sells licenses for its Luxe FireSuites and owners club memberships at various Sunset Amphitheater locations. Venu receives deposits ranging from $50,000 to $100,000 and fully prepaid licenses of $100,000 to $200,000 which are initially recorded as long-term liabilities and recognized as rental income starting from the opening date of the location.

●	Revenue-Sharing Arrangements. Venu enters or will enter operator agreements for various Sunset Amphitheater locations which provide for a revenue-sharing arrangement. Under this arrangement, the operator will pay Venu a percentage of the net profits generated from the events held at the Sunset Amphitheater location.

Venu’s Venues

Music Venues — Bourbon Brothers Presents (Indoor Music Hall)

BBP Overview

BBP is Venu’s indoor, intimate music and event venue known for promoting a mix of national-touring, legendary acts as well as up-and-coming artists and premier local bands and performers. BBP is dedicated to bringing musical acts from the country music and rock and roll genres as well as entertainment from a variety of other performance categories, including comedy, magic, and inspirational speakers, to growing suburban markets. Venu currently operates a BBP venue in Colorado Springs, Colorado, BBP CO, which opened in 2019, and a second BBP venue in Gainesville, Georgia, BBP GA, which opened in June 2023. Venu also intends to develop and open a new BBP venue in Centennial, Colorado (“BBP Centennial”) in the first half of 2027.

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

Venu’s designs for its BBP venues seek to showcase Venu’s attention to hospitality, care for artists’ comfort, and pursuit of delivering an upscale concert experience. Each BBP location features an expansive stage, arena-quality audio and visual systems, and a grand dance floor and video wall. In addition to the indoor music hall, each BBP venue is built with an outdoor patio that features exterior bar access, Luxe FireSuites, and unobstructed views of the surrounding areas.

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

In addition to its concert and event schedule, BBP CO has become a rental venue for private events. In the past, a multitude of organizations and businesses have rented BBP CO, including school districts for prom and homecoming dances, the State of Colorado for an event at which the Governor gave the State of the State address, political organizations for fundraising dinners, several companies for corporate parties and events, and families who have held weddings at BBP CO. The venue is capable of being transitioned from one configuration to another, which allows for a maximization of venue uses. That operational flexibility makes it possible, for example, for the BBP CO event team to host a concert one night and then stage a wedding the following afternoon. Venu aims for the BBP CO venue to be rented for events up to 100 times per year. Since 2021, BBP CO has been rented for 108 events in 2021, 114 events in 2022, 182 events in 2023, 101 events in 2024, and 98 events in 2025.

BBP — Gainesville, Georgia

In early 2021, a Georgia municipality reached out to gauge its interest in building a venue similar to BBP CO in Gainesville, Georgia, located approximately an hour north of downtown Atlanta. That same year, Venu negotiated with the City of Gainesville and ultimately agreed to build its second BBP venue there, BBP GA, which opened in June 2023. The land on which BBP GA was developed was purchased from the Gainesville Redevelopment Authority by GA HIA, a subsidiary of Venu that is subject to Venu’s total voting control. BBP GA promotes music acts similar to BBP CO. Like BBP CO did originally, BBP GA sold its naming rights to Boot Barn and thus does business under the name of Boot Barn Hall. BBP GA assigns the revenue generated from Boot Barn’s naming rights to its landlord, GA HIA, effectively reducing the occupancy cost related to the construction of the campus and subsequent lease.

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

Since opening in June 2023, BBP GA has hosted concerts and live entertainment events and has attracted both up-and-coming and more established names in country and rock music. BBP GA hosted 73 events from June through December 2023, 138 events in 2024, and 129 events in 2025. In addition to maintaining its event schedule and continuing to bring talent to the Northeast Georgia region, Venu continues to pursue its venue-rental and sponsorship-sales channels to augment revenue generated for BBP GA by promoted concerts, duplicating its revenue strategies at the comparable venue in Colorado Springs.

BBP — Centennial, Colorado

In April 2025, Venu entered into a Purchase and Sale Agreement to acquire certain real property owned by Old Mill, LLC (“Old Mill”), which is partially owned by a Board member of the Company, in Centennial, Colorado (the “Centennial Property”) with plans to develop a mid-size indoor BBP music venue on that property (“BBP Centennial”) along with a BBST restaurant (“BBST Centennial”). On February 3, 2026, Venu assigned its right, title, and interest in the Purchase and Sale Agreement to Hall at Centennial LLC (“Hall at Centennial”), a subsidiary of the Company, and Hall at Centennial closed on the purchase of the Centennial Property in the first quarter of 2026. Venu intends to open BBP Centennial in the first half of 2027.

Music Venues — The Sunset Amphitheater (Multi-seasonal Amphitheater)

The Sunset Amphitheater Overview

The largest projects Venu has planned are the development of its multi-seasonal amphitheaters, including The Sunset Amphitheater in Colorado Springs, Colorado, which is now called “Ford Amphitheater” pursuant to the sale of the venue’s naming rights, and in-development or planned amphitheaters in Broken Arrow, Oklahoma and McKinney, El Paso, and Webster, Texas. The developments of the Broken Arrow, McKinney, and El Paso locations have been approved by the respective city governments. With respect to The Sunset Houston, Venu entered into a term sheet with the City of Webster, which binds the parties to negotiate a definitive agreement in good faith for the development of The Sunset Houston (as described more fully below). Venu expects each multi-seasonable amphitheater to host approximately 70-80 concerts and events each year.

Venu previously pursued the development of an amphitheater in the greater Oklahoma City, Oklahoma area and expected to close on a property and begin construction of a 12,500-person amphitheater in spring 2024, but the project terminated. Venu decided not to move forward with operations in this municipality in 2025.

With each planned iteration of The Sunset Amphitheater, Venu is attempting to pioneer the concept of music and entertainment amenities in its venues. A feature of each amphitheater is the rights to use private Luxe FireSuites that Venu offers certain venue users and patrons through traditional cash sales, fractional financing, and NNN lease interests. In addition to the Luxe FireSuites, each amphitheater location will offer a variety of seating options (including reserved seating and, depending on the location, open seating), VIP club memberships, and premium hospitality offerings that will enable concertgoers to experience shows in a world-class environment. Venu’s goal for The Sunset Amphitheater is to serve as among the most desirable venues for artists to play and fans to experience live music.

Venu believes the naming rights for The Sunset Amphitheater venues will be the most valuable naming rights of any of its properties. Venu estimates that the naming rights for each of The Sunset Amphitheater venues will depend on the venue’s capacity and market and with those naming rights to be pursuant to contracts with five- to ten-year terms. As such, the tradename of each amphitheater location is expected to change to feature the naming-rights sponsor.

As it relates to Venu’s multi-seasonal amphitheater projects, Venu does not expect to directly operate those venues and to instead utilize a third-party operator to, among other things, book acts and events at those venues. In June 2023, Venu entered into an exclusive operating agreement with AEG Presents — Rocky Mountains, LLC (“AEG Presents”), a subsidiary of the Anschutz Entertainment Group (“AEG”), pursuant to which AEG Presents operates Ford Amphitheater. After its entry by the parties, this agreement was assigned by Venu to Venu’s wholly owned subsidiary, Sunset Operations LLC (“SunsetOps”), which oversees the operations of Ford Amphitheater.

Similarly, in December 2025, Venu entered into Operator Agreement with Live Nation Worldwide, Inc. (“Live Nation”) in connection with the amphitheater being developed in McKinney, Texas (“The Sunset McKinney”).

Venu expects to partner with a third-party operator and to enter into third-party operating agreements for the operations of its other planned and in development Sunset Amphitheater projects.

The Sunset Amphitheater — Colorado Springs, Colorado

In May 2023, Venu broke ground on its first outdoor amphitheater, now known as Ford Amphitheater, and opened that amphitheater in August 2024. Sunset Ops, LLC, a wholly owned subsidiary of Venu, is the operative entity that holds assets associated with Ford Amphitheater.

Ford Amphitheater is an open-air, 8,000-person amphitheater that offers concertgoers views of Pikes Peak, the Rocky Mountains, and the United States Air Force Academy. Ford Amphitheater was designed to be among the state-of-the-art open-air venues in the country. Ford Amphitheater features Luxe FireSuites and other design configurations original to Venu, advanced audio technology, and “white-glove” service for its premium suites.

Ford Amphitheater complements the first music hall venue Venu developed in Colorado, BBP CO, and the venues together are intended to fill an entertainment gap in the Pikes Peak region. Venu believes Ford Amphitheater is capable of hosting national touring acts, many of whom have not played Colorado Springs in the past due to a lack of suitable venues. Ford Amphitheater expects to host shows primarily during the peak outdoor concert season. Ford Amphitheater is operated by AEG Presents.

In addition to stadium-style seating and lawn seating, Ford Amphitheater delivers premium hospitality experience with a total of 90 VIP Luxe FireSuites, each featuring a private fireplace that can accommodate up to eight guests for a luxurious concert experience. Rights to a total of 90 Luxe FireSuites were sold and conveyed to third parties before construction of Ford Amphitheater commenced. Each suite offers the licensee the option to purchase up to eight tickets per event hosted at Ford Amphitheater, but licensees are not obligated to purchase unused tickets, which can be privately sold or listed for sale on Venu’s ticketing-sales platform.

Alongside Ford Amphitheater, the campus includes Roth’s Sea & Steak, a fine-dining restaurant, and Brohan’s, a top-shelf, rooftop bar, which opened for restaurant and bar operations in November 2025. Roth’s Sea & Steak opened in June 2025 for exterior concert seating. In addition, Notes Hospitality Collection, which opened in June 2025, has 40 VIP Luxe FireSuites, each featuring a private fireplace, along with 1,200 stadium style seats for shows at the Ford Amphitheater. In addition, these 40 Luxe FireSuites were offered to lease for a 99-year term in exchange for the licensee’s payment of a one-time fee of $200,000 due at the inception of the lease. NHC also includes two owner’s club suites with upstairs and downstairs viewing and seating configurations that are available for venue rentals year-round on non- show evenings. Together, the three venues are intended to deliver a premier dining and entertainment experience.

Ford Amphitheater also includes a premium parking lot. On April 1, 2024, Venu, through one of its wholly owned subsidiaries, NLRE, purchased approximately 5.5 acres adjacent to Ford Amphitheater property. Together with a 1.1-acre parcel that the Company owns on the south side of Ford Amphitheater, Venu improved this tract into a parking lot, which contains approximately 740 total parking spaces and is used for premium parking. On November 5, 2025, NLRE effected a sale-leaseback of the 5.5-acre property, selling it for $14 million, and concurrently entered into a ground lease with the buyer (a significant shareholder of the Company), pursuant to which NLRE leases the property from the buyer to allow for the property’s continued use as parking for Ford Amphitheater.

In May 2024, Sunset Operations, LLC (“Sunset Ops”) entered into a Naming and Sponsorship Rights Agreement with Mountain States FDAF (“FDAF”) for the naming, sponsorship, advertising, and promotional rights for Ford Amphitheater. The term of the agreement is through June 30, 2034, and provides that FDAF is obligated to pay an annual fee (subject to defined escalations during the term of the agreement) together with certain costs related to sign production for the venue. Under the agreement, the amphitheater will be named “Ford Amphitheater” for the duration of the agreement’s ten-year term (subject to potential changes in accordance with the agreement). In addition to providing FDAF with the naming rights for the amphitheater itself, the agreement also provides that FDAF will be the official name and title partner of Ford Amphitheater with exclusivity in the automotive category and that FDAF will be the exclusive automobile of Ford Amphitheater along with the Hospitality Collection property and Roth’s Sea & Steak. FDAF was also granted a right of first offer to purchase the naming and sponsorship rights for each new market in which Venu builds a Sunset Amphitheater.

The operator of Ford Amphitheater, AEG Presents, has also entered into various sponsorship agreements related to various product categories. For example, on July 1, 2024, AEG Presents entered into a Sponsorship Agreement with Anheuser-Busch that has a term through December 31, 2027, subject to Anheuser-Busch’s right to extend the term by one year. For the duration of the agreement, Anheuser-Busch will be the exclusive malt-beverage sponsor at Ford Amphitheater and will have the exclusive right in the malt-beverage category to use Ford Amphitheater’s trademarks for advertising, marketing, signage, and promotional purposes. Anheuser-Busch also has the right under the agreement to refer to itself in all marketing materials as the “Official Beer Sponsor” and “Official RTD Sponsor” of Ford Amphitheater. In addition to securing those sponsorship rights, the agreement provides that Anheuser-Busch will receive various tickets and hospitality benefits. In exchange for the sponsorship and event-related rights that Anheuser-Busch receives under the agreement, Anheuser-Busch is obligated to pay AEG Presents a set annual fee each year of the agreement.

Venu’s exclusive operating agreement with AEG Presents provides for a defined split between Venu and AEG Presents of Ford Amphitheater’s profits and losses (in a range between 45% to 55% between the two parties) but gives each party certain opt-out rights, pursuant to which a party may not be responsible for any losses that may result from certain events held at the venue (in which case such party would also not be entitled to any profits that may result from such events). The agreement also provides that Venu is entitled to secure sponsorship rights for the venue, and sponsorship fees are included in the factors that determine the venue losses and profits that are split between the parties (in a range between 45% to 55% between the two parties).

The Sunset at Mustang Creek — Oklahoma City, Oklahoma

In June 2023, Venu entered into a purchase and sale agreement to acquire 21 acres of land and to lease an additional 30 acres for parking in Oklahoma City, Oklahoma (the “OKC Property”), with the intent to build a 12,500-person amphitheater on the OKC Property named The Sunset at Mustang Creek (“The Sunset OKC”). Venu had contracted with a local private developer and was in the entitlement process. However, on April 9, 2024, final approval for the development of The Sunset OKC was brought before a vote by city council, which ultimately voted the project down. Venu’s contract with its private developer expired on April 26, 2024, and pursuant to its terms, Venu’s good-faith deposit was returned. Venu decided not to move forward with operations in this municipality in 2025.

The Sunset at Broken Arrow — Broken Arrow, Oklahoma

In October 2023, Sunset at Broken Arrow LLC (“Sunset BA”), a subsidiary that Venu currently owns a majority equity interest in but anticipates owning a minority equity interest in, and that Venu currently exercises and will continue to exercise total voting control over, entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma (“Broken Arrow”), which is a suburb of Tulsa and the largest city in Tulsa County, and the Broken Arrow Economic Development Authority (the “Broken Arrow EDA”). Pursuant to the Economic Development Agreement, Sunset BA and the City of Broken Arrow are forming a public-private partnership and intend to open a 12,500-capacity amphitheater that will be named The Sunset at Broken Arrow (“The Sunset BA”). Sunset BA will hold the fixed assets of The Sunset BA. Venu also expects that a subsidiary will partner with a third-party operator to manage The Sunset BA’s operations.

The Sunset BA is being constructed on a 17-acre property adjacent to the 165-acre Broken Arrow Events Park (“Events Park”), which frequently hosts community-wide Broken Arrow events and is a community focal point. To induce Venu’s development of The Sunset BA, Broken Arrow committed approximately 30 acres of land from Events Park to be used for parking and infrastructure needs along with $17.81 million in capital improvements to the infrastructure at Events Park, which will include the development of a 360-spot parking lot, the widening of roads entering and leaving the park area, and the improvement of stormwater and water lines. Pursuant to the Economic Development Agreement, Sunset BA construction was to be complete by December 31, 2025, subject to certain conditions and exceptions. If the amphitheater was not fully constructed by December 31, 2025, Sunset BA was obligated to pay Broken Arrow $10,000 per month for each month in which construction of the amphitheater remains incomplete. On November 25, 2025, the Economic Development Agreement was amended to change the completion date prior to any penalty to November 15th, 2026. Substantial completion of the construction is anticipated in the fourth quarter of 2026.

Concertgoers can purchase reserved seats in the upper- and lower-bowl seating areas or enjoy general admission in the upper bowl. The Sunset BA facility will have two unique features, including a roof and radiant heating capacity that will provide for year-round use. Additionally, The Sunset BA will have a total of 234 VIP Luxe FireSuites, accommodating groups of four, six, eight, or ten guests in each suite.

On November 3, 2025, Venu entered into a Multi-Event Incentive Agreement with Live Nation. Under the agreement, Live Nation may book and promote live-music concerts, comedy events, and other mutually approved entertainment events on a non-exclusive basis at The Sunset BA and will receive escalating incentive payments based on the number of tickets sold at events presented by Live Nation at The Sunset BA during each contract year. Live Nation may also receive a bonus payment if certain defined revenue targets are achieved.

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

Pursuant to Venu’s public-private partnership with McKinney, Venu is under construction on The Sunset McKinney on a 46-acre tract of land that was conveyed to Venu from McKinney. Venu closed on its purchase and acquisition of the McKinney tract on January 14, 2025.

Venu has initiated construction of The Sunset McKinney, with the amphitheater expected to be concert-ready in Q1 2027. Sunset Operations at McKinney LLC, a wholly owned subsidiary of Venu, will be the operative entity for The Sunset McKinney that Venu entered into an operating agreement with Live Nation to be the third-party operator and run The Sunset McKinney’s operations. With a seating capacity of 20,000, The Sunset McKinney will be Venu’s largest venue to date. The Sunset McKinney is expected to feature 295 VIP Luxe FireSuites that will be sold to third parties, an Owner’s Club Suite that will accommodate 700 members, fully-covered seating areas, traditional reserved seating along with open-seating options on a landscaped grass area that will have temperature-cooling turf, a selection of gourmet food and drinks, state-of-the-art audio and technology enhancements, and a parking garage with 5,100 parking spaces designed to make entering and exiting the venue as efficient as possible.

Venu’s management believes McKinney is a promising market for expanding its open-air amphitheater concept. The Sunset McKinney is expected to attract crowds from the Dallas and Fort Worth (“DFW”) areas of Texas, and to potentially rival the Toyota Music Factory that currently serves the DFW metroplex, a market that Venu considers to be a high priority for adding entertainment value. McKinney’s existing arts and recreation scene was one of the key factors that motivated Venu’s decision to develop an amphitheater in the city. In 2020, McKinney was designated as a Texas Music Friendly Community by the Texas Music Office within the Office of the Governor, certifying McKinney as part of a distinguished network of Texas cities that foster music-industry development and aim to attract and develop music-industry growth.

For the City of McKinney, partnering with Venu to develop The Sunset McKinney will represent an anticipated investment over approximately $300 million, which the city expects will drive local economic growth, catalyze commercial development, and enhance McKinney’s brand on a national level, while allowing Venu to expand its operations to another state and to capitalize on McKinney’s promising entertainment market.

In December 2025, Venu entered into Operator Agreement with Live Nation in connection with The Sunset McKinney. The agreement sets forth the parties’ various obligations with respect to the ownership and use of the venue. In addition, the agreement provides for a revenue-sharing arrangement through net profits generated from Live Nation’s events at The Sunset McKinney.

The Sunset Amphitheater — El Paso, Texas

Venu expanded its Texas market presence by forming a public-private partnership with the City of El Paso, Texas (“El Paso”) to bring The Sunset Amphitheater to El Paso (“The Sunset El Paso”). Sunset at El Paso, LLC, a subsidiary that Venu currently owns in its entirety but ultimately anticipates owning a minority equity interest in (but, in each case Venu would continue to exercise total voting control over the entity), will hold the fixed assets of The Sunset El Paso.

In April 2024, Venu and El Paso entered into a term sheet to define the material terms of the parties’ intended public-private partnership and entry into a Chapter 380 Economic Development Program Agreement (the “Chapter 380 Agreement”), a Purchase and Sale Agreement, and related transaction documents (collectively, the “Definitive El Paso Agreements”). The parties finalized and executed a Purchase and Sale Agreement on June 24, 2024, and the Chapter 380 Agreement on July 2, 2024. Also on July 2, 2024, the El Paso City Council formally approved two ordinances providing for El Paso’s conveyance of city-owned land to Venu in accordance with applicable Texas statutory code provisions and for El Paso’s amendment of a tax-increment reinvestment project and financing plan for the area where The Sunset El Paso will be developed to reflect the development assumptions set forth in the Chapter 380 Agreement. The Chapter 380 Agreement was amended on April 15, 2025 to, among other things, increase the amount that Venu agreed to invest in the acquisition, development, carrying costs, construction, and business personal property costs associated with developing The Sunset El Paso from $80 million to $100 million. Venu closed on its purchase and acquisition of the El Paso property on May 13, 2025.

Pursuant to the terms of the Definitive El Paso Agreements, Venu will construct and manage The Sunset El Paso as a 12,500-person amphitheater on land El Paso conveyed to Venu. Sunset Operations at El Paso LLC, a wholly owned subsidiary of Venu, will be the operative entity for The Sunset El Paso that Venu expects will enter into an operating agreement with a third-party operator to manage The Sunset El Paso’s operations.

Under the Definitive El Paso Agreements, the City of El Paso provided various incentives to the Company related to the development of The Sunset El Paso including contributing cash towards Venu’s development costs by issuing an eight-year, no-interest, forgivable loan to Venu (the “El Paso Loan”) in the principal amount of $8,000,000 funded by the Texas Economic Development Fund. If the Company completes construction of The Sunset El Paso within 36 months from the date Venu receives all government authorizations required to develop and construct the amphitheater (such process, “Entitlement”) and hosts a minimum of 25 events per year at The Sunset El Paso in years 3-5 of the rebate period, the El Paso Loan will be forgiven.

Much like The Sunset McKinney, The Sunset El Paso will feature Luxe FireSuites while offering a variety of seating options with both mid- and lower-bowl sections and general admission seating in the upper bowl. The amphitheater will have a roof and radiant heating capacity, which will provide full-year programming of the amphitheater. The Sunset El Paso is expected to also feature a custom-built Owner’s Club where members will enjoy an exclusive, elevated view of the stage and premium dining and beverage options. The Sunset El Paso is expected to attract crowds not only from El Paso, Texas but also from Las Cruces, New Mexico and even across the border in Mexico from Ciudad Juarez, the largest city in the Mexican state of Chihuahua. Venu intends for The Sunset El Paso to mirror the multicultural tastes of its US and Latin audiences by showing acts from both markets.

The Sunset Amphitheater — Webster, Texas

In December 2025, Venu entered into a term sheet with the City of Webster, Texas in the Greater Houston, Texas area concerning the development of The Sunset Houston, a 12,500-capacity, multi-seasonal amphitheater. Such term sheet constitutes a binding agreement only with respect to an obligation to negotiate the definitive agreement in good faith, and Venu and the City of Webster may elect not to pursue the development if unable to obtain financing on acceptable terms or may otherwise pay a termination fee to forego the project. The project will be a public-private partnership between Venu, the City of Webster, and the Webster Economic Development Corporation.

The Sunset Houston is expected to be engineered for year-round live entertainment, capable of operating 365 days a year with a canopy roof, wind walls, and state-of-the-art audio-visual systems. The venue is designed with 217 private Luxe FireSuites, each seating between 4-10 fans. The Sunset Houston is also expected to feature The Aikman Club, which is planned as a 350-seat, membership-based elevated space built in partnership with Troy Aikman, an NFL Hall of Famer and founder of EIGHT Elite Light Beer, the “powered by” partner for The Sunset Houston. Venu anticipates that The Sunset Houston will open in Fall 2027 or early 2028.

Restaurant Concepts — Bourbon Brothers Smokehouse & Tavern

BBST Overview

Bourbon Brothers Smokehouse & Tavern is Venu’s original, full-service restaurant concept. BBST serves American classics and Southern staples out of a scratch kitchen, accompanied by a selection of rare bourbons, ryes, and whiskies as well as local craft beers.

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

An advantage of the Gainesville location is that the BBST GA restaurant and BBP GA music venue were built simultaneously and are connected via a shared kitchen, which streamlines BBST GA’s ability to operate food and beverage service at BBP GA. The 4,400-square-foot kitchen serves the site’s more than 7,800-square-foot dining room and rooftop bar as well as the food and beverage needs for the 18,000-square-foot BBP GA music hall.

BBST — Centennial, Colorado

As discussed above, on February 3, 2026, Hall at Centennial, a subsidiary of Venu, closed on the purchase of the Centennial Property in Centennial, Colorado. Along with the BBP Centennial, Venu intends to develop the BBST Centennial restaurant on that property with an anticipated opening date in early to mid-2027.

Restaurant Concepts — Notes Eatery

“Notes Eatery,” formerly known as “Notes” bar, was a live music and restaurant concept operated by Venu before it closed. Notes Eatery served a jazz brunch in a vibrant and eclectic environment and hosted private events for breakfast, lunch, and dinner. Notes Eatery originally opened in September 2022 as “Notes” bar in the same Colorado Springs campus where BBP CO and BBST CO operate. As of July 18, 2025, Notes Eatery ceased its operations.

Restaurant Concepts — Roth’s Sea & Steak and Notes Hospitality Collection

In November 2025, Venu opened Roth’s Sea & Steak (“Roth’s”), an upscale, five-star restaurant that specializes in fine dining, in a mixed-use development that is adjacent to Ford Amphitheater. Venu opened Roth’s for purposes of exterior concert seating in June 2025. Roth’s and Ford Amphitheater both sit on the 4.97-acre tract in Colorado Springs that Venu purchased in March 2023. Roth’s is intended to be a luxurious restaurant space and was designed to offer views of the Rocky Mountains and the Ford Amphitheater concert stage.

Colorado Springs boasts a significant percentage of high-income households and a steady growing population. Despite being home to many multinational corporations and much of the defense contractor industry, customers seeking an elevated dining experience believe the city is lacking in this pinnacle of the restaurant spectrum. Venu believes Roth’s can help fill that gap.

The prominence and features of Ford Amphitheater made that area a desirable and viable location for Roth’s, which is intended to cater to the more affluent populations in El Paso and Douglas Counties. Venu also believes Roth’s is well suited for concertgoers looking for premium dining experience to accompany their premium tickets. Roth’s anchors the first floor of the mixed-use development at the eastern perimeter of Ford Amphitheater. On the top floor, Venu opened a “top-shelf” bar and lounge named Brohan’s, which opened in November 2025.

Notes Hospitality Collection (“NHC”), which opened in June 2025, features two, approximately 1,500-square-foot configurable hospitality spaces framing either side of Roth’s on the first floor of the mixed-use development and two, approximately 2,500-square-foot suites framing either side of Brohan’s rooftop bar. Venu intends for NHC to be used for hosting corporate events, weddings, trade shows, conventions, galas, expos, and other large gatherings. Venu believes NHC is a premier venue rental location in Colorado Springs.

Bar Concept — Brohan’s

Venu opened Brohan’s, a cocktail bar and lounge on the top floor of the mixed-use development where Roth’s and NHC are located. The bar has premium views into Ford Amphitheater, which can be monetized during marquee shows. Venu intends for Brohan’s to be a popular gathering spot for happy hour or evening cocktails in an elevated environment for personal or business use, complemented by exceptional service in a comfortable yet classy lounge space that is enhanced by dramatic amphitheater lighting features and striking panoramas. Venu also envisions Brohan’s as being a “go-to” spot for concertgoers looking to elevate their experience.

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

The following table summarizes Venu’s current and projected ownership and voting interests in its subsidiaries as of March 31, 2026,  which Venu either owns directly or indirectly through one of its other subsidiaries. For subsidiaries that are not wholly owned by Venu or that Venu anticipates later not wholly owning, the table indicates which entity owns, or would be expected to own, the remaining interest. In addition, for those subsidiaries in which certain of the non-voting members’ economic rights under the applicable operating agreement differ from their percentage interest in the limited liability as a whole, the economic rights of the non-voting members are outlined in the notes to the table.

Subsidiary	Venu or Subsidiary Owner	Current or Projected Company Ownership Percentage Interest	Owner of Remaining Interests
Bourbon Brothers Holdings LLC (“BBH”)	Venu	100%	Not applicable.
Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBST”)	BBH	100%	Not applicable.
Bourbon Brothers Presents, LLC d/b/a Phil Long Music Hall (“BBP”)	BBH	89%	Third-Party Investors.
Bourbon Brothers Smokehouse and Tavern GA LLC (“BBSTGA”)	BBH	100%	Not applicable.
Bourbon Brothers Presents GA LLC	BBH	100%	Not applicable.
Notes Holding Company, LLC (“NHC”)	Venu	100%	Not applicable.
Sunset Amphitheater, LLC (“Sunset”)	Venu	14% (100% voting control)	Third-Party Investors (1)
Hospitality Income & Asset, LLC	Venu	99% (100% voting control)	Third-Party Investors.
Bourbon Brothers Licensing, LLC (“BBL”)	Venu	100%	Not applicable.
GA HIA, LLC (“GAHIA”)	Venu	15% (100% voting control)	Third-Party Investors (1), (4)
Notes Live Real Estate, LLC (“NLRE”)	Venu	100%	Not applicable.
Roth’s Sea & Steak, LLC (“Roth Sea”)	BBH	100%	Not applicable.
Sunset Operations LLC (“SunsetOps”)	BBH	100%	Not applicable.
Sunset Hospitality Collection, LLC (“SHC”)	NLRE	53% (as of March 31, 2026) 40% (projected) (100% voting control)	Third-Party Investors (1), (4)
Notes Hospitality Collection, LLC (“NHC”)	BBH	100%	Not applicable.
Sunset at Broken Arrow, LLC (“BA”)	NLRE	55% (as of March 31, 2026) 35% (projected) (100% voting control)	Third-Party Investors (1)
Sunset Ground at Broken Arrow, LLC (“BAGround”)	Venu	100% (3)	Not applicable.
Sunset at Mustang Creek, LLC (“MC”)	NLRE	100% (as of March 31, 2026) (3)	Not applicable.
Sunset at McKinney, LLC (“MK”)	NLRE	68% (as of March 31, 2026) 58% (projected)(3) (100% voting control)	Third-Party Investors (1)
Sunset Ground at McKinney LLC (“MKGround”)	NLRE	100% (as of March 31, 2026) (3)	Not applicable.
Sunset Operations at McKinney, LLC (“McKinneyOps”)	NLRE	100%	Not applicable.
Sunset at El Paso, LLC (“EP”)	NLRE	98% (as of March 31, 2026) (2) 35% (projected) (100% voting control)	Third-Party Investors.
Sunset Ground at El Paso LLC (“EPGround”)	NLRE	100% (2)	Third-Party Investors (1)
Sunset Operations at El Paso, LLC (“EPOps”)	NLRE	100%	Not applicable.
Polaris Pointe Parking, LLC (“PPP”)	Venu	100%	Not applicable.
Venu Income, LLC (“Income”)	Venu	94% (as of March 31, 2026) (projected ownership not yet determined) (100% voting control)	Third-Party Investors.
Venu VIP Rides, LLC (“Rides”)	Venu	50% (100% voting control)	Third-Party Investors

Subsidiary	Venu or Subsidiary Owner	Current or Projected Company Ownership Percentage Interest	Owner of Remaining Interests
Notes CS I, DST (“Trust”)	Notes CS I Holdings, LLC	81% (as of March 31, 2026)(5) (projected ownership not yet determined)(5) (100% voting control)	Third-Party Investors (5)
Notes CS I Holdings, LLC (“Holdings LLC”)	Venu	100%	Not applicable.
Notes CS I ST, LLC (“Signatory”)	Venu	100%	Not applicable.
Venu LuxeSuite Holdings, LLC (“Luxe”)	Venu	100%	Not applicable.
Venu 280, LLC (“Artist 280”)	Venu	100%	Not applicable.
Venu Presents LLC (“Venu Presents”)	Venu	100%	Not applicable.
Sunset at Houston in Webster LLC (“SHOU”)	Venu	97% (as of March 31, 2026) 60% (projected)(1) (100% voting control)	Third-Party Investors.
Sunset Ground at Houston in Webster LLC (“SHOUGround”)	NLRE	100% (as of March 31, 2026) (project ownership not yet determined) projected)(3) (100% voting control)	Third-Party Investors.
Sunset Operations at Houston in Webster, LLC (“SHOUOps”)	NLRE	100%	Not applicable.
Hall at Centennial LLC (“Centennial”)	Venu	85% (as of March 31, 2026) 60% (projected)(1) (100% voting control)	Third-Party Investors.
Bourbon Brothers Smokehouse and Tavern Centennial, LLC (“BBSTCentennial”)	BBH	100%	Not applicable.
Bourbon Brothers Presents Centennial, LLC (“BBPCentennial”)	BBH	100% (as of March 31, 2026)	Third-Party Investors.

(1)	Venu or NLRE, as applicable, has sold or intends to sell non-voting membership interests in this limited liability company to third-party investors. However, the governing documents for these subsidiaries provide that third-party investors who hold non-voting membership units are, in the case of distributions resulting from operations of the venue or restaurant owned by the limited company, entitled to a defined portion of distributions of available cash that are attributable to certain revenue streams of the entities, such as ticket sales, or otherwise a targeted return. All other portions of distributions of available cash from facility operations, income and profits are distributed to Venu (or a wholly owned subsidiary of Venu) as the Class A member. Where the economic waterfall for the holders of non-voting membership units of a subsidiary is other than in accordance with the members’ percentage interest in the subsidiary as a whole, those economic rights, as of the date of this prospectus supplement, are described below:

●	The Sunset Amphitheater LLC: In the event The Sunset Amphitheater LLC at any time makes a distribution of available cash to its members from operations, it will first distribute to the Class B members as a class an aggregate amount equal to the “rental profit” attributed to the venue. Class B members share this amount on a pro rata basis determined solely with respect to the total number of Class B units outstanding. Class B members are only entitled to their pro rata share of any “rental profit,” and are not entitled to any other distributions of available cash from operations or any other income or profits of The Sunset Amphitheater LLC, which are distributable solely to the single Class A member (Venu). “Rental profits” are calculated on a per ticketed show basis, and the amount of “rental profits” distributable to the Class B members for each show is calculated by multiplying $5.00 by the number of tickets sold for the ticketed event at the venue owned by The Sunset Amphitheater LLC (excluding any other venue revenues or profits of any kind).

●	GA HIA, LLC: All distributions of net profits and available cash (other than Priority Proceeds, as defined below) to its members will be made to the Class A members, Class B members and Class C members on a pro rata basis. All amounts of cash received by GA HIA, LLC pursuant to the primary naming rights for the music venue operated on GA HIA, LLC’s property and tax rebates from or through the City of Gainesville, Georgia (collectively, “Priority Proceeds”) are distributable solely to the Class B members and Class C members on a pro rata basis. Notwithstanding the foregoing, the Class C members are capped at a 9% annual return on their capital contribution, after which they no longer participate in distributions for such year.

●	Sunset at Broken Arrow LLC: In the event Sunset at Broken Arrow LLC at any time makes a distribution of available cash to its members from operations, it will first distribute to the Class B members as a class an aggregate amount equal to the “rental profit” attributed to the venue. Class B members share this amount on a pro rata basis determined solely with respect to the total number of Class B units outstanding. Class B members are only entitled to their pro rata share of any “rental profit,” and are not entitled to any other distributions of available cash from operations or any other income or profits of Sunset at Broken Arrow LLC, which are distributable solely to the single Class A member (a wholly owned subsidiary of Venu). “Rental profits” are calculated on a per ticketed show basis, and the amount of “rental profits” distributable to the Class B members for each show is calculated by multiplying $7.00 by the number of tickets sold for the ticketed event at the venue owned by Sunset at Broken Arrow LLC (excluding any other venue revenues or venue profits of any kind). Sunset at Broken Arrow LLC intends to offer Class C membership interests to third parties; holders of these non-voting membership interests are not entitled to distributions of “rental profit” or of available cash but are entitled to certain allocations of income or losses and will be afforded rights to utilize a suite at the venue along with rights attributable to tickets to that suite.

●	Sunset at McKinney LLC: In the event Sunset at McKinney LLC at any time makes a distribution of available cash to its members generated through ticketed events at the venue, it will distribute to the Class B members, as a class and on a pro rata basis, an aggregate amount intended to cause the Class B members to realize an annual return equal to 3% of the amount of their respective capital contributions. All other distributions from venue operations, income or profits of any kind are distributed solely to the single Class A member (a wholly owned subsidiary of Venu). Sunset at McKinney LLC has also offered Class C membership interests to third parties; holders of these non-voting membership interests are not entitled to distributions of available cash but are entitled to certain allocations of income or losses and will be afforded rights to utilize a suite at the venue along with rights attributable to tickets to that suite.

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

●	Hall at Centennial LLC, Sunset at El Paso, LLC and Sunset at Houston in Webster LLC: Each of these subsidiaries has initiated an offering of non-voting membership interests; holders of non-voting membership interests are not entitled to distributions of available cash but are entitled to certain allocations of income or losses and will be afforded rights to utilize a suite at the applicable venue along with rights attributable to tickets to that suite.

24

(2)

Venu or NLRE, as applicable, does not currently intend to sell or grant interests in Sunset Ground at El Paso LLC to third parties, but may later determine it is appropriate to do so. To the extent any interests are sold or conveyed to third parties it is expected that those interests would take the form of non-voting membership units, and therefore, NLRE (or Venu) would maintain 100% voting control.

In April 2025, Sunset at El Paso, LLC initiated an offering of non-voting membership interests; holders of non-voting membership interests are not entitled to distributions of available cash but are entitled to certain allocations of income or losses and will be afforded rights as tenants (or other rights) to utilize suites at the venue and rights attributable to tickets to the suite to which they are deemed a tenant.

(3)	NLRE or Venu, as applicable, does not currently intend to sell or grant interests in these subsidiaries to third parties, but may later determine whether it is appropriate to do so. To the extent any interests are sold or conveyed to third parties it is expected that those interests would take the form of non-voting membership units, and therefore, NLRE (or Venu) would maintain 100% voting control.

(4)	GIA HIA LLC, in addition to the voting Class A membership units held solely by Venu, has issued non-voting Class B membership units and non-voting Class C membership units to third parties. Sunset Hospitality Collection LLC, in addition to voting Class A membership units held solely by a wholly owned subsidiary of Venu, has issued non-voting Class B membership units and non-voting Class C membership units to third parties.

(5)	As of the date of this Annual Report, the Company also holds its interest in one of its real property assets through a Delaware Statutory Trust. On August 22, 2024, NLRE conveyed the 9.41 acres of real property upon which Ford Amphitheater is located to Notes CS I Holdings, LLC, a wholly owned subsidiary of Venu (“Holdings LLC”), and Holdings LLC conveyed that property to Notes CS I, DST, a Delaware Statutory Trust (the “Trust”) in exchange for a 100% of the beneficial interests in the Trust. The signatory trustee for the Trust is Notes CS I ST, LLC, a wholly owned subsidiary of Venu. Beneficial owners have no voting rights with respect to the affairs of the Trust and do not have legal title to any portion of the property held by the Trust. Instead, the signatory trustee has the sole power and authority to manage the activities and affairs of the Trust, including the power and authority to sell the property, and the Trust holds legal title to the property. Under the documents governing the Trust, beneficial interest holders are entitled to distributions on a pro rata basis of the base rent payments made to the Trust from the ground tenant. Holdings LLC is one of two beneficial interest holders of the Trust and holds an approximate 81% interest. The Trust expects to from time to time sell additional beneficial interests to third parties, but in no event is it expected that Holdings LLC would cease to hold a beneficial interest in the Trust.

(6)	Venu LuxeSuite Holdings, LLC (“Luxe”) sells to third parties the exclusive use rights to certain suites at certain Company venues and concurrently leases them back for a 15-year term under a triple-net lease structure. Under these agreements, the third party pays an upfront purchase price for the suite and Luxe leases the suite for its own use for 15 years. The lease is “triple net,” meaning that Luxe is responsible for all suite-related operating costs (maintenance, insurance, taxes) over the term. Certain Venu subsidiaries that own, or are developing, amphitheaters also may sell interests in Luxe FireSuites using this same “triple net” model.

As it relates to the larger Ford Amphitheater project in which certain Company subsidiaries have a direct or indirect interest, the rights of stakeholders are summarized below and described elsewhere in this Annual Report.

●	Operating Agreement: With respect to venue profits and venue losses generated at Ford Amphitheater, those profits and losses are payable and allocated to AEG Presents, a subsidiary of AEG, and Venu in accordance with the terms of the exclusive operating agreement between Venu and AEG Presents. After entering into the exclusive operating agreement, Venu assigned the agreement to its wholly owned subsidiary, SunsetOps, which oversees the operations of Ford Amphitheater. Amounts due to SunsetOps under the exclusive operating agreement with AEG Presents are based on a base fee derived from a portion of the tickets sold at public events held at the venue, and a percentage of venue profits (with such profit split between the two parties being in a range between 45% to 55%). Venue profits that are split and allocated between the parties take into account various revenues streams generated through venue events, including ticket sales, ticket rebates, VIP services, net food and beverage sales, net revenue commissions from artist merchandise sales, parking, and venue sponsorship fees (such as naming rights), but subject to certain limitations set forth in the agreement, and any profits that are divided between the parties are net of various venue operating expenses incurred by AEG Presents as well as certain insurance and property expenses incurred by the owner of the venue.

Amounts due to SunsetOps from event and venue operations under the exclusive operating agreement with AEG Presents are the primary source of funds utilized to pay lease payments due under the operations leases as well as, as further described below, “Event Fees” and the base rent due under the ground lease described below for the property on which Ford Amphitheater was developed, and with any excess retained by SunsetOps.

●	Ground Leases: The real property upon which the amphitheater was developed is owned by the Trust, and The Sunset Amphitheater LLC owns all of the improvements (i.e., the amphitheater) on that property. The Trust leases that property to Notes CS I MT, LLC, a wholly owned subsidiary of Venu (and the “master tenant” for the property) pursuant to a “master lease,” which in turn leases the property to The Sunset Amphitheater LLC under a ground lease that has substantially the same economic terms as that of the master lease. The Sunset Amphitheater LLC is the guarantor of the ground lease. Pursuant to that ground lease, Notes CS I MT, LLC pays master tenant annual base rent of $3,222,000 (subject to escalation), which is paid monthly, and base rent is then remitted to the Trust and distributed pro rata to the holders of its beneficial interests.

●	Operations Leases: In connection with the operations of Ford Amphitheater located at the property, The Sunset Amphitheater LLC entered into an operations lease (which was amended on September 24, 2024) with Notes Live Foundation (a non-profit organization operating under the trade name Venu Arts & Culture Foundation), a foundation formed, in part, to accommodate certain “public use” requirements of certain municipalities or quasi-municipality entities and of which Venu is the sole member (the “Foundation”), and in turn, the Foundation has entered into an operations sublease agreement with SunsetOps, as such operations sublease was amended on September 24, 2024. During the term of that operations sublease, SunsetOps pays to the Foundation (a) annual base rent of $3,222,000 (subject to annual 2% annual increases), plus (b) a per-ticket amount to be determined by SunsetOps, multiplied by the total number of tickets sold for entry into “public events” at Ford Amphitheater, not to exceed $50,000 in total unless agreed to in writing by SunsetOps to be paid annually (the “Charitable Trust Contribution”), plus (c) $5.00 multiplied by the total number of tickets sold for entry into “public events” at Ford Amphitheater (“Event Fees”). In turn, under the operations lease, the Foundation remits all payments under the operations sublease to The Sunset Amphitheater LLC, except for the Charitable Trust Contribution (if any). Event Fees that get remitted to The Sunset Amphitheater LLC are ultimately the source of the “rental profit” described above that is distributed by The Sunset Amphitheater LLC to its Class B members, and the remainder of the payments received by The Sunset Amphitheater LLC under the operation lease and sublease are used to pay the base rent payments due to the master tenant and the Trust.

Bourbon Brothers Holdings LLC (“BBH”) is a holding company designed to own and manage each of Venu’s operating entities. In addition to the entities organized under BBH currently, Venu expects BBH will own 100% of future restaurant and event center operating companies for entertainment campuses that Venu may develop around the country.

Venu’s current goal is that by 2028, it will have brought entertainment venues to additional markets. When developing a new entertainment campus or venue in a new market, Venu generally forms an operating company under BBH to manage the venue’s operations. The land and building for the venue are typically leased to the operating company by a landlord entity that Venu (or one of its subsidiaries) either wholly owns or acquires an interest in.

Long-Term Debt Obligations

To fund certain of its operations and property acquisitions, Venu has, at times, borrowed funds from third-party lenders and related parties. The table below sets forth the outstanding current debt obligations (other than ordinary course obligations) of Venu or its subsidiaries as of March 31, 2026.

Debt Type	Date of Issue	Borrower	Lender	Principal Amount		Interest Rate	Maturity Date
Mortgage Loan	05/06/2022	GA HIA, LLC	Pinnacle Bank	$4,060,028		3.95%	05/26/2043
Mortgage Loan	07/01/2021	Hospitality Income & Asset, LLC	Integrity Bank & Trust	$3,035,391		5.5%	07/10/2031
Aircraft Loan	09/26/2025	Venu 280, LLC	PNC Bank, National Association	$11,868,989		6.01%	10/01/2030
Draw Down Term Loan	05/27/2025	Sunset Hospitality Collection, LLC	The Pueblo Bank & Trust	$5,937,119		8.5%	05/27/2031
Loan	05/04/2020	Venu f/k/a Bourbon Brothers Entertainment, LLC	U.S. Small Business Administration	$500,000		3.75%	05/04/2050
Loan	08/16/2024	Venu f/k/a Notes Live, Inc.	Texas Economic Development Fund	$8,000,000		0%	08/16/2032
Loan	01/14/2025	Venu and The Sunset Amphitheater in McKinney, LLC	McKinney Economic Development Corporation	$25,000,000		0%		(1)
Convertible Promissory Note	04/04/2025	Venu and NLRE	3rd Party Investors	$1,000,000	(2)	12.0%	04/04/2028
Convertible Promissory Note	05/06/2025	Venu and NLRE	3rd Party Investors	$1,000,000	(2)	12.0%	05/06/2028
Promissory Note	02/03/2026	Venu	Old Mill, LLC	$7,758,975	(3)	4. 5%	02/01/2027

(1)	Upon obtaining a Certificate of Occupancy, the Company will be reimbursed by MEDC for all purchase monies paid by the Company to MEDC, up to the purchase price, and the Company and the guarantors will be released from their respective obligations under the deed of trust, note, and personal guaranties.

(2)	The maturity date of the convertible promissory notes is three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in shares of the Company’s Common Stock at the conversion price. Principal is paid at maturity in cash, or at the Company’s option, in-kind through the issuance of shares of Common Stock at the conversion price. Conversion price is defined as 100% of the average daily closing sale price of the Company’s Common Stock during the 10 consecutive trading days immediately prior to the applicable payment date. The notes are secured by the Company’s interests in various of its real estate assets, interests, and projects. On July 22, 2025, the Company issued 103,667 shares of Common Stock upon conversion of a secured promissory note to satisfy 50% of the outstanding obligations owed thereunder.

(3)	The promissory note agreement is entered with Old Mill, LLC, which is partially owned by a Board member of Venu. Interest accrues at 4.5% per annum for the first six months in the amount of $29,096.16 per month and is payable in cash on August 1, 2026. Thereafter, interest will accrue and be payable on February 1, 2027. Principal, along with any accrued but unpaid interest, is payable at maturity in cash, or at the Company’s option, in-kind through the issuance of shares of the Company’s Common Stock at the conversion price. Conversion price is defined as 100% of the average daily closing sale price of the Company’s Common Stock during the 10 consecutive trading days immediately prior to the applicable payment date.

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

Venu’s expansion into Gainesville, Georgia, Broken Arrow, Oklahoma, McKinney, Texas, and El Paso, Texas, and Houston, Texas has involved or will involve public-private partnerships.

A summary of our public-private partnerships, including purchase prices for land and/or assets, and associated deadlines for each, is provided below.

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

The closing and payment of the Purchase Price occurred on January 14, 2025.

El Paso, Texas	Minimum Qualified Expenditures: $100 million	Purchase Price: None—The land will be conveyed by the city for no cost.	The closing on the property occurred on May 13, 2025.

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

The McKinney Development Agreement was amended for a second time on December 3, 2024, to: (i) extend the date by which Venu was required to enter into the required Operator Agreement to September 15, 2025  ; (ii) provide that Venu will be deemed to have committed an event of default under the McKinney Development Agreement if it defaults under the Operator Agreement, such Operator Agreement is between Venu and one of its wholly-owned subsidiaries, and such default remains uncured beyond any applicable notice and cure period (such default, an “Operator Agreement Default”); (iii) state that if Venu commits an uncured Operator Agreement Default, Venu will not be entitled to receive any of the contributions or incentives set forth in Section 9.8 of the McKinney Development Agreement; (iv) expand the list of permitted operators that Venu can enter into the Operator Agreement with to include a wholly-owned subsidiary of Venu; and (v) require that Venu to provide any required notices under the Operator Agreement to McKinney, MEDC, and MCDC if a wholly-owned subsidiary of Venu becomes an operator under the Operator Agreement.

The McKinney Development Agreement was amended for a third time on October 6th, 2025, to reduce the required number of parking to be constructed to 5,000, to correct language related to petition of bankruptcy clause and to adjust the budget and financing plan.

The McKinney Development Agreement was amended for the fourth time on January 6th of 2026, to clarify the language of responsibility between the city and Venu for development and deployment of the signage package related to the project, adjusted the dates for deliverables to the city related to potential Eminent Domain for offsite infrastructure to January 30, 2026, to clarify the responsibility of Venu to retain control of the parcel in which the project is being constructed in the event any assignment, sale, lease, transfer, conveyance, mortgage, pledge or other transfer, and provided clarifying language on the City Parties Remedies and defined specifically what was to be provided as relates Eminent Domain documents due on January 20, 2026.

One of the primary financial incentives offered to Venu through its public-private partnership with the McKinney Parties is the potential reimbursement of the McKinney Purchase Price that Venu must pay for the McKinney Property. If Venu receives a Temporary Certificate of Occupancy (a “TCO”) within the 36-month period following the Entitlement Date, or if Venu receives a Certificate of Occupancy (a “CO”) if it has not received a TCO within 36 months from the Entitlement Date, then within 30 days of Venu’s receipt of the TCO or the CO, MEDC will reimburse Venu for the McKinney Purchase Price, and Venu and the guarantors will be released from their respective obligations under the McKinney Note, the McKinney Deed of Trust, and the McKinney Guaranty. If Venu meets the conditions for reimbursement and paid the McKinney Purchase Price through a combination of cash, a promissory note, a deed of trust, and personal guaranties, then MEDC will reimburse Venu for the McKinney Cash Payment and will release Venu and the personal guarantors from their respective obligations under the McKinney Note, the McKinney Deed of Trust, and the McKinney Guaranty. If Venu fails to receive a TCO and begin operations within 36 months from the Entitlement Date, Venu may still be reimbursed for the McKinney Purchase Price, but such reimbursement will be reduced by liquidated damages of $5,000 per day, which will accrue until Venu receives a TCO.

Venu is subject to a robust list of deadlines under the McKinney Development Agreement, as amended, pursuant to which Venu was obligated, among other things, to: (i) conduct a site plan and submit it to McKinney within 120 days of March 6, 2024; which has been met; (ii) conduct a noise study and final traffic study of the McKinney Complex ingress and egress not less than one month before any public meetings regarding the required site plan for the McKinney Complex, which has been met; (iii) submit the Preliminary Base Complex Plan (as defined in the Development Agreement) by July 15, 2024, which has been met;; (iv) provide McKinney with a financing plan, including projected sources and uses for financing proceeds, by September 1, 2024, which has been met; (v) submit the Final Base Complex Plan (as defined in the Development Agreement) by December 15, 2024, which has been met; (vi) enter into a fully executed, binding Operator Agreement, which must have a term of at least ten years with two, five-year renewals exercisable by and at the option of Venu, by September 15, 2025, requirements which were amended and has been met; (vii) receive a TCO and begin operations within 36 months from the Entitlement Date; and (viii) receive a CO within 42 months from the Entitlement Date.

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

If Venu fails to meet the foregoing deadlines, and there are no reasonable excuses for the delays, the McKinney Parties can exercise various remedies set forth in the Development Agreement. Depending on the cause of Venu’s breach, certain remedies that are exercisable by McKinney may result in Venu becoming ineligible to receive, or receiving a reduced amount, of McKinney Incentives. Upon the occurrence of any of the events identified in the Development Agreement (an “Event of Default”), Venu will be subject to the penalties described with respect to each Event of Default, including:

(i)	If Venu fails to obtain a TCO within 36 months from the Entitlement Date, Venu will become ineligible to receive any of the McKinney Incentives other than the reimbursement of the McKinney Purchase Price, subject to such reimbursement being reduced by $5,000 per day until Venu obtains a TCO.

(ii)	If Venu fails to obtain a CO within 42 months from the Entitlement Date, then until Venu obtains a CO, Venu will be ineligible to receive any of the McKinney Incentives, other than the reimbursement of the McKinney Purchase Price, and Venu will be required to pay liquidated damages in the amount of $5,000 per day in the form of a reduction to, at the McKinney Parties’ option, one or more of the McKinney Incentives, which damages will accrue until Venu obtains a CO.

(iii)	If Venu becomes bankrupt, insolvent, subject to involuntary dissolution, subject to an assignment of all or substantially all of its assets for the benefit of creditors, or subject to similar actions involving bankruptcy or creditors’ rights described in the Development Agreement, the McKinney Parties may terminate the Development Agreement, Venu will become ineligible to receive any additional McKinney Incentives, and if Venu has already purchased the McKinney Property but has not been reimbursed for the McKinney Purchase Price by MEDC, then MEDC will retain the McKinney Purchase Price, including any amount of the McKinney Purchase Price already paid to MEDC, and may exercise any remedies provided by the McKinney Deed of Trust, Development Documents (as defined in the McKinney Deed of Trust), or applicable law.

(iv)	If Venu breaches the Development Agreement by failing to keep, observe, or perform any of the terms, covenants, or agreements that it is required to keep, observe, or perform under the Development Agreement (other than those referred to in clauses (i) through (v) above), and fails to cure such breach within the time periods specified in Section 23.1.1(e) of the Development Agreement, or if Venu defaults under an Operator Agreement between Venu and one of its wholly-owned subsidiaries and such default remains uncured beyond any applicable notice and cure period, then Venu must pay liquidated damages in the amount of $5,000 per day in the form of a reduction to, at the McKinney Parties’ option, one or more of the McKinney Incentives, which damages will accrue from the date Venu is notified of its default until Venu has cured such default; provided, that if such default is not cured within 180 days, Venu will thereafter not be entitled to receive any McKinney Incentives.

While Venu’s public-private partnership with McKinney gives Venu the potential to receive several material financial incentives, Venu may forfeit those incentives or receive reduced incentives if it fails to comply with the various deadlines and expectations set forth in the Development Agreement. Any reduction or forfeiture of the McKinney Incentives would result in Venu paying more of the costs of purchasing the McKinney Property and constructing the McKinney Complex than it anticipated when it entered the Development Agreement with the McKinney Parties.

Public-Private Partnership in El Paso, Texas

On April 30, 2024, Venu executed a non-binding term sheet with the City of El Paso, Texas, which was approved by the El Paso City Council by a vote of 6-1. The term sheet defined a more detailed, negotiated Chapter 380 Economic Development Agreement and Purchase and Sale Agreement (the “El Paso Definitive Agreements”) between Venu and the City of El Paso. The El Paso Definitive Agreements were executed in June and July 2024, pursuant to which a public-private partnership was established between Venu and the City of El Paso. The Chapter 380 Economic Development Agreement defines the terms for the construction of The Sunset El Paso, a 12,500-person amphitheater to be developed by Venu. Pursuant to the El Paso Definitive Agreements, the City of El Paso will provide various financial incentives to Venu, including the conveyance of approximately 17 acres for the site location on the terms set forth in the Purchase and Sale Agreement, the guarantee and/or funding of all parking facilities, the waiver of all fees for the building permits and inspections required to develop The Sunset El Paso, and the provision of annual rebates on real and business personal property, sales and use, and mixed beverage taxes over up to a 20-year rebate period as part of an incentives package that will total approximately $67 million. Additionally, the City of El Paso expects to contribute $8 million in cash towards construction of the amphitheater via an eight-year, zero-interest, forgivable promissory note, which will be forgiven if Venu completes construction of The Sunset El Paso within 36 months from Entitlement and hosts a minimum of 25 events per year in years 3-5 of the rebate period. The Purchase and Sale Agreement was amended on August 29, 2024, October 28, 2024, January 27, 2025, and March 3, 2025, and in each case to extend the inspection period. Venu closed on its purchase and acquisition of the El Paso property on May 13, 2025.

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

Competition

The following factors contribute to the competitive environment that Venu faces in the live-entertainment and hospitality industry:

●	Within the live-entertainment and hospitality industry, Venu will compete against other live-music venues in the states in which Venu has expanded or plans to expand to, such as the Red Rocks Amphitheater in Morrison, Colorado, and the Toyota Music Factory near the DFW area of Texas.

●	The offerings in the live-entertainment and hospitality space are diverse. Not only does Venu compete against other music venues for bookings and ticket sales, but Venu also competes against companies that offer other forms of media and entertainment, including sporting events, music festivals, theaters, and other live-entertainment venues.

●	Despite general trends indicating that consumers are willing to spend high-dollar prices to see their favorite artists perform live, many Americans are cutting back on their entertainment spending due to recessionary fears and exorbitant, inflationary costs.

●	Many of Venu’s planned venues are a drivable, though less convenient, distance from larger cities that commonly attract big names in entertainment, which could create an oversaturation of entertainment offerings and make it more difficult for Venu to route those artists to its venues. With an assortment of venue options, touring acts may be more inclined to perform at older, more established venues despite the updated features and amenities that Venu’s venues offer.

●	Given that Venu is less than a decade old, it may not have the brand recognition that other venues do, which could make it difficult to break into new markets. Venu may also have difficulty competing against larger companies that can allocate greater resources to marketing, technical operations, and brand recognition than Venu can.

●	Venu operates in an industry that is affected by seasonality. The industry is frequently affected by external factors that are beyond Venu’s control but that may challenge Venu’s ability to operate, compete, and remain profitable. Those external factors may include weather incidents, natural disasters, geopolitical events, or public-health risks, all of which could lower attendance at Venu’s venues or disrupt Venu’s concert lineup.

Despite those factors, Venu believes it can compete in the live-entertainment and hospitality industry.

Venu’s approach to market expansion is subject to regimented criteria and a site-selection plan for developing new properties and establishing itself in new markets. Venu only enters a new market that it believes it is relatively barren of other live-entertainment offerings or venues that would compete against Venu. Venu also seeks markets that its management team or real-estate leads have ties to, which facilitates Venu’s ability to raise capital and build relationships within the communities it is expanding in. For more information on Venu’s site-selection process and expansion strategy, see “Venu’s Mission and Strategy — Site-Selection Strategy.”

Additionally, even where there are existing live-music and entertainment venues in the general vicinity of where Venu plans to expand to, part of what is expected to attract audiences to Venu’s venues is that they are newly designed and updated venues with modern, premium features that older venues do not deliver.

Lastly, management believes that the strategic partnerships that Venu enters into give it a competitive edge. Venu partners with both public municipalities and other companies. By partnering with local governments that see the long-term value of Venu’s entertainment assets and choose to invest local resources into the construction and development of Venu’s venues, Venu positions itself as a potential top entertainment competitor within the local market. Through its private partnerships with other companies, Venu seeks to ensure that its venues are operated as efficiently and effectively as possible. This is demonstrated, for example, by Venu’s strategic partnership with AEG Presents to operate Ford Amphitheater in Colorado Springs, Colorado.

Government Regulations

Venu is subject to an array of federal, state, and local laws. As part of the entertainment and hospitality industry, Venu is subject to substantial governmental and regulatory oversight. The laws and regulations that Venu is subject to govern matters such as:

●	Zoning and land use, which dictates where Venu can build venues, how its venues can be used, and what types of events can be hosted in them;

●	Infrastructure and safety standards, which require Venu to comply with building codes that ensure the soundness of the design, construction, and structural integrity of Venu’s venues and protect the public health and safety of Venu’s occupants by setting occupancy limits and imposing fire-safety standards;

●	Noise levels, which require Venu to comply with local noise ordinances to minimize disruptions to neighborhoods and businesses in close proximity of Venu’s live-music venues;

●	Labor and employment practices, which require Venu to adhere to labor laws regarding wages, work hours, working conditions, employee rights, and workplace safety;

●	Alcohol sales, service, and consumption, which regulate the licenses of each of Venu’s venues to serve alcohol, impose age restrictions for alcohol consumption, and ensure Venu upholds responsible alcohol-service standards;

●	Intellectual-property rights, which Venu must respect when booking, marketing, and hosting live-music concerts and when entering into sponsorship agreements with various companies and brands;

●	Privacy rights, which require Venu to protect sensitive and personal information collected from its customers or artists at its venues;

●	Bribery and corruption, including the Unites States Foreign Corrupt Practices Act, which prohibits Venu and is agents and intermediaries from illegally paying, promising to pay, or receiving money or anything of value to or from any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business;

●	Health and sanitation, which establish standards for the cleanliness and sanitariness of Venu’s restaurants and venues and require Venu to implement various precautionary measures to mitigate the spread of infectious diseases;

●	Food and beverage service operations, which govern Venu’s handling, preparation, and service of food and drinks, the hygiene of Venu’s food-handling personnel, Venu’s upholding of various food-safety regulations, and the cleanliness of Venu’s kitchen facilities;

●	Ticketing practices, which regulate Venu’s compliance with laws concerning primary ticket sales, ticketing resale services in secondary ticket markets, pricing and refunds, pricing transparency, scalping practices, and imposing ticket-related fees;

●	Venue accessibility, which requires Venu to comply with the Americans with Disabilities Act of 1990 and other laws or regulations concerning accessibility;

●	Environmental protection, which governs Venu’s use of materials when designing and constructing venues and imposes requirements related to energy efficiency, waste management, and pollution control;

●	Federal and state securities laws, and other regulations, which pertain to the offerings (such as Luxe FireSuites sales) conducted by Venu subsidiaries for certain of Venu’s amphitheater and development projects; and

●	Marketing activities, which limit Venu’s telephone and online marketing practices.

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

Employees and Human Capital

As of March 15, 2026, Venu has 94 full-time employees and 186 part-time employees. Venu’s compensation philosophy focuses on attracting and retaining top talent who contribute to its mission of revolutionizing the entertainment and hospitality industry, providing world-class service, and delivering exceptional entertainment experiences. Venu can accomplish its compensation philosophy by offering incentive-compensation awards to employees, consultants, or directors who are designated by the Board or its committees under the Company’s Amended and Restated 2023 Omnibus Incentive Compensation Plan. Incentive-compensation awards can consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. In addition, prior to the adoption of our Incentive Compensation Plan, Venu historically granted compensatory warrants to employees and service providers.

Venu anticipates increasing hiring activity as it continues to expand into new markets and open new venues.

Intellectual Property Portfolio

Venu filed an application to trademark the name “Notes Live” with the U.S. Patent and Trademark Office (“USPTO”) on April 14, 2022, which it revised on March 7, 2023. The USPTO registered the trademark on August 8, 2023 (Registration No. 7130383).

Venu filed an application (U.S. Serial No. 97759523) to trademark the name “Sunset Amphitheater” with the USPTO on January 18, 2023. The USPTO published the pending trademark application for opposition on January 23, 2024, which allows the public the opportunity to oppose the trademark’s registration. The USPTO issued Venu a Notice of Allowance on March 19, 2024, and Venu was required to file a Statement of Use or an Extension Request within six months of that date but has filed for several extensions related to that obligation, the latest of which was approved by the USPTO on February 28, 2026. The status of this trademark application is still pending.

Venu filed an application (U.S. Serial No. 98186179) to trademark the name “VENU” to use in printed and online magazines in the fields of live music and hospitality on September 19, 2023, which was registered by the USPTO on April 1, 2025 (Registration No. 7742084).

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

Venu filed trademark applications with the USPTO to register the following trademarks:

●	BUY IN. ROCK ON., Application No. 98/585,965, filed on June 5, 2024;

●	BUY THE STOCK THAT ROCKS, Application No. 98/585,902, filed on June 5, 2024;

●	INVEST IN THE STOCK THAT ROCKS, Application No. 98/585,955, filed on June 5, 2024;

●	OWN THE STOCK THAT ROCKS, Application No. 98/585,964, filed on June 5, 2024;

●	STOCK THAT ROCKS, Application No. 98/585,953, filed on June 5, 2024;

●	FAN FOUNDED. FAN OWNED., Application No. 98/587,942, filed on June 6, 2024;

●	VENU, Application No. 98/605,958, filed on June 18, 2024; and
●	LUXE FIRESUITES, Application No. 99/062,206, filed on February 28, 2025.

On July 2, 2024, Venu filed the following four Statements of Trademark Registration of a Reporting Entity with the Colorado Secretary of State to register the trademark “VENU” in four classes: (i) File No. 20241713474 (Class No. 016); (ii) File No. 20241713521 (Class No. 036); (iii) File No. 20241713551 (Class No. 037); and (iv) File No. 20241713564 (Class No. 041).

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

Item 1A. Risk Factors

Risk Factors

General Risks Related to Venu

Venu will require additional capital to support its business plan and potential growth, and this capital might not be available on favorable terms, or at all.

Venu’s operations will require substantial additional financial, operational, and managerial resources. Venu may have insufficient cash to fund its working capital or other capital requirements and may be required to raise additional funds to continue or expand its operations. If Venu is required to obtain additional funding in the future, it may have to seek debt financing or obtain additional equity capital. Additional capital may not be available to Venu or may only be available on terms that adversely affect existing shareholders or restrict Company operations. For example, if Venu raises additional funds through issuances of equity, its existing shareholders could suffer significant dilution and any new equity securities issued by Venu could have rights, preferences, and privileges superior to those of existing shareholders. There can be no assurance that financing will be available to Venu on reasonable terms, if at all. The inability to raise additional funds will materially impair Venu’s ability to grow its revenues. Further, as a result of the ongoing volatility of the global markets, a general tightening of lending standards, and a general decrease in equity financing (and similar type) transactions, it could be difficult for Venu to obtain funding to allow Venu to continue to develop and implement its business.

Venu has incurred net losses and anticipates that it will continue to incur net losses for the near-term future and may never achieve profitability.

Venu is a hospitality and entertainment business that was formed in 2017. Venu is continuing to implement its business plan of opening, and operating restaurants, venues and amphitheaters in new markets. Venu’s business plan is speculative as the development of its venues entails substantial upfront capital expenditures and the risk that the development and opening of its venues may be delayed or otherwise prove not to perform as projected. Although Venu has generated increasing revenues since its inception, to date Venu has not been profitable and has incurred net losses in each of 2023, 2024, and 2025. Venu expects to continue to spend significant resources to develop, open, and then operate its planned restaurants, venues, and amphitheaters. As a result, Venu expects that it will incur an operating loss until these venues are open and operating. Venu may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its business. The size of Venu’s future net losses (if any) and its ability to generate a profit will depend, in part, on the rate of future growth of expenses and its ability to generate additional revenues. It is possible Venu may never be profitable and, if it does achieve profitability, Venu may not be able to sustain or increase profitability on a quarterly or annual basis.

Venu had an accumulated deficit of $91,407,702 and $47,361,208 as of December 31, 2025 and 2024, respectively, and incurred net losses of $50,735,855 and $32,948,974 for the years ended December 31, 2025 and 2024, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s plan to add additional venue locations and continue its business operations, Venu believes that such substantial doubt has been alleviated. Venu believes that cash on hand, anticipated improved profitability in 2026 from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, the full season of operations of Ford Amphitheater in 2026, including Roth’s Sea & Steak and Brohan’s, the anticipated opening of The Sunset BA in the fall of 2026, and additional capital raising and debt financing, including the issuance of Series B Preferred Shares in January 2026 and a public offering completed in March 2026, will allow the Company to continue its business operations for at least 12 months from the date of this Annual Report. Nonetheless, the Venu’s continued implementation of its business plan to add additional locations is dependent on its future engagement in strategic locations, real estate transactions, capital raising, and debt financing. There is no guarantee that Venu will be able to execute on these plans as laid out above. If Venu is unable to enter into strategic transactions, Venu may be required to delay its business plan implementation for future expansion, which would have a material adverse impact on Venu’s growth plan.

Venu’s business plan is based on numerous assumptions and estimates that may not prove accurate.

When evaluating where and when to attempt to open new venues Venu has to evaluate and make assumptions regarding potential demand in a given market and location, and the ability to attract events and acts to its venues. Venu needs to make estimates and forecasts regarding numerous factors, such as the number of events that can be booked into a particular venue in a particular market, average attendance at these events, potential partnership revenue, likely ticket prices operating costs, and other potential revenue streams (such as parking). Venu makes these evaluations and estimates based on a variety of factors including industry and market data, as well as its experience to date. Estimates regarding the number and timing of future venue openings are based on various factors, such as the status of projects under construction, the entitlement status for certain projects, and discussions and negotiations with various municipalities. These estimates and assumptions are limited by, among other things, the fact that any data and estimates Venu has, or will utilize, for its projects are based on other venues, projects, and circumstances, and as with all modeling and forecasts, these other venues, projects, and circumstances may not exactly correlate with the venues Venu is, and plans, to develop. These estimates and assumptions are not an assurance that Venu will achieve any certain revenue targets with respect to a venue or when and whether a particular venue will be in operation, as the opening of music, live entertainment venues, restaurants and campuses are subject to numerous risks, and uncertainties, many of which are out of Venu’s control. As a result, Venu’s business plan is based on numerous assumptions and estimates that Venu believes are reasonable, but which may prove to be incorrect. No assurance can be given regarding Venu’s ability to open a particular venue or execute on all facets of its plans, or whether any particular venue or campus will ultimately prove to be profitable for Venu or the reliability of the assumptions and estimates upon which various aspects of Venu’s business plan are based. Venu’s ability to adhere to and implement its business plan will depend upon Venu’s ability to successfully raise funds and a variety of other factors, many of which are beyond Venu’s control.

Venu’s debt obligations may adversely affect cash flow and impose restrictions on Venu’s ability to operate its business.

Venu from time to time utilizes credit and debt facilities in its operations and to acquire assets. As of March 31, 2026, Venu had $68,133,452  of outstanding indebtedness, primarily under mortgage loans, a draw down term loan, and loans to municipalities in connection with land acquisitions. For example, certain of the real property assets owned by certain of Venu’s subsidiaries are subject to a mortgage, including the two properties that are owned by Hospitality Income & Asset, LLC, which are the sites of Venu’s BBST restaurant and BBP live music venue in Colorado Springs. Venu’s indebtedness could have significant adverse effects on the Company, including with respect to the following:

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

Venu expects to obtain the funds to pay its day-to-day expenses and to repay its indebtedness primarily from its operations. Venu’s ability to meet expenses and make these payments therefore depends on its future performance, which will be affected by financial, business, economic and other factors, many of which the Company cannot control. Venu’s business may not generate sufficient cash flow from operations in the future, and its currently anticipated growth in revenues and cash flow may not be realized, either or both of which could result in the Company being unable to repay indebtedness, or to fund other liquidity needs. If Venu does not have enough funds, it may be in breach of debt covenants and/or be required to refinance all or part of its then existing debt, sell assets or borrow more funds, which Venu may not be able to accomplish on terms favorable to the Company, or at all. In addition, the terms of existing or future debt agreements may restrict Venu from pursuing any of these alternatives. If Venu defaults on its obligations, that could lead the lender to foreclose and Venu could lose its investment in the applicable asset.

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

As of December 31, 2025, Venu’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Venu’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and concluded that the disclosure controls and procedures were not effective due to material weaknesses in Venu’s internal control over financial reporting. Venu had limited accounting and finance personnel, which impacted its ability to properly segregate duties relating to Venu’s internal controls over financial reporting. In addition, Venu’s financial close process was not sufficient. While Venu has processes to identify and appropriately apply applicable accounting requirements, Venu plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. The elements of Venu’s remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with the implementation of enhanced accounting systems and financial close processes.

Over the past year, Venu has strengthened its accounting and finance team, implemented enhanced systems, and continued to refine and evaluate the effectiveness of its internal control over financial reporting. However, there can be no assurance that these efforts will successfully remediate the identified material weaknesses. If Venu is unable to complete its remediation efforts or conclude that its internal controls are effective, its operating results, financial position, stock price, and ability to accurately report financial results and timely file SEC reports could be adversely affected.

Venu’s management, including the Chief Executive Officer and Chief Financial Officer, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If Venu is unable to provide reliable and timely financial reports in the future, its business and reputation may be harmed. Failures in internal controls may also cause Venu to fail to meet reporting obligations, negatively affect investor and customer confidence in Venu’s management, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of Venu’s Common Stock, subject Venu to regulatory investigations, potential penalties, or stockholder litigation, and have a material adverse impact on Venu’s business and financial condition.

Certain subsidiaries of Venu that own, or are expected to own, key real property assets are not wholly owned, and as a result, third parties have rights in certain assets and operations of those subsidiaries.

Venu holds certain of its real property assets and projects in limited liability companies that are not wholly owned, with third parties, in certain cases owning a membership interest greater than 50%. For example, Venu’s membership interest in The Sunset Amphitheater LLC (which owns Ford Amphitheater) is approximately 14%, however, the governing document for this entity provides that the equity held by third-party investors does not afford those members with voting rights. In addition, the governing documents for The Sunset Amphitheater LLC provide that in the case of distributions of available cash resulting from events held at the venue, the third-party investors are only entitled to receive a defined portion of that distribution. As such, the economic rights of those third-party investors are not necessarily equivalent to their ownership interest. In connection with their membership interests, third-party investors are typically afforded certain other rights, such as rights to use the Luxe FireSuites located at planned multi-seasonal amphitheater venues. Venu has, and expects to have, third-party investors hold non-voting interests in other subsidiaries, such as Sunset at Broken Arrow, LLC, Sunset at McKinney, LLC, Sunset at El Paso, LLC, Sunset at Houston in Webster, LLC, and Hall at Centennial LLC, in each case subject to terms that are similar in nature to those in the governing documents of The Sunset Amphitheater LLC. As a result of these subsidiaries being less than wholly owned, a portion of the revenues or other value generated by the operations and assets of the applicable subsidiaries will be for the benefit of third parties and not for the benefit of, or distributed to, Venu. In addition, owning and operating assets through subsidiaries that are not wholly owned inherently raises other risks, such as an increased potential for decision-making conflicts with minority owners, diminished control over the subsidiary’s operations, increased likelihood of shareholder misalignment regarding the subsidiary’s operational strategies and priorities, dilution of financial returns, and increased governance complexity. Whether or not Venu holds a majority interest or maintain voting and operational control in such arrangements, third-party members and stakeholders may, for example, (1) have economic or business interests or objectives that are inconsistent with or contrary to those of Venu; (2) regardless of the terms of the governing documents of the subsidiary attempt to, or threaten to, seek to block or impede actions that Venu believes are in its and the subsidiary’s best interests; (3) act contrary to Venu policies or objectives; or (4) be unable or unwilling to fulfill or comply any obligations or restrictions related to their rights to utilize certain assets (such as suites). For an overview of Venu’s economic versus ownership interests in each of its subsidiaries, see “Business – Venu’s Subsidiaries and Properties.”

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

●	Project Deadlines and Monetary Penalties: The Restrictions in the public-private partnership agreements to date have included, and in the future will likely impose, specific deadlines and milestones that, if not met, subject Venu to monetary penalties. By way of example, pursuant to the agreement between Sunset at Broken Arrow LLC (“Sunset BA”), one of Venu’s subsidiaries, and the City of Broken Arrow, Oklahoma (“Broken Arrow”), Sunset BA was required to complete the amphitheater’s construction by December 31, 2025, subject to certain conditions and exceptions. If the amphitheater was not fully constructed by December 31, 2025, Sunset BA was to pay Broken Arrow $10,000 per month for each month in which construction of the amphitheater remains incomplete. However, the Development Agreement was amended to change the required completion date to November 31, 2026. Similarly, the terms of the public-private partnership agreements with the City of McKinney, Texas (“McKinney”) entered into in March 2024 related to a planned open-air amphitheater and entertainment complex (the “McKinney Complex”) in McKinney imposed a $250,000 termination fee on Venu if Venu were unable to close on the property acquisition within 30 days of the date of entitlement (“Entitlement”) and impose fees on Venu if it does not obtain a temporary certificate of occupancy within 36 months of Entitlement and a final certificate of occupancy within 42 months of Entitlement.

●	Conditions Related to Public Financing Incentives: Project financing under the public-private partnership arrangements imposes various restrictions and obligations on Venu in order to receive certain public accommodations and financial incentives. For example, in connection with the public-private partnership of GA HIA, a subsidiary of Venu, with the City of Gainesville, Georgia (“Gainesville”) and the Gainesville Redevelopment Authority, GA HIA was approved to participate in Gainesville’s tax-allocation district redevelopment program (the “TAD Program”). GA HIA’s continued receipt of financial incentives and benefits through the TAD Program is conditioned on its maintenance of the applicable projects as tourism attractions used for the operation of a restaurant and entertainment venue and its ongoing compliance with both the applicable TAD Development Agreement and any loan agreements entered into to finance construction of the projects. Similarly, the public-private partnership between Sunset BA and the City of Broken Arrow, Oklahoma contemplates that the Broken Arrow Economic Development Authority (“BAEDA”) will issue tax-apportionment bonds and notes (“TIF Notes”) and will use the proceeds of the TIF Notes to fund approximately $17.81 million of project-site improvements that are required for the construction and operation of The Sunset BA and to pay for certain other project costs described in the project plan. If Sunset BA is unable to operate The Sunset BA in a manner that generates sufficient tax increment revenue to pay the TIF Bonds issued BAEDA to fund the project-site improvements, BAEDA will be unable to pay for the project-site improvements or the project costs contemplated in the project plan, causing Sunset BA not to receive the benefit of one of the material financial incentives that induced its entry into the public-private partnership.

●	Operating Covenants and Monetary Penalties: The Restrictions to date have included, or in the future will likely include obligations that require Venu to operate the venues in certain manners or to host a minimum number of events per year at a given venue. For example, Sunset BA must host a minimum of 45 scheduled events at The Sunset BA amphitheater each calendar year and may be subject to monetary penalties if it is unable to do so. Similarly, once construction of the McKinney Complex is complete, Venu is required to present at least 45 commercial events per year at The Sunset McKinney amphitheater. Venu or its operator must pay McKinney a ticket fee equal to $1.00 per manifested ticket sold. If Venu hosts at least 45 commercial events annually, with a paid attendance of at least 400,000 manifested tickets annually, McKinney or a related party will pay Venu certain financial incentives and contributions all of which will not be paid, and will be subject to repayment through subsequent-year reductions, in any year in which less than 45 commercial events are held. Accordingly, Venu faces the risk that it will not receive the material financial incentives that partly induced its entry into the public-private partnership with McKinney if it fails to meet the 45-event requirement each year.

Risks Related to Venu’s Industry and Current and Planned Operations

Venu’s ability to open new amphitheaters and venues on schedule and in accordance with targets may be adversely affected by delays or problems associated with acquisition and construction delays, and by other factors, some of which are beyond Venu’s control and the timing of which is difficult to forecast accurately.

Venu’s goal is to open additional venues through 2030 and beyond. To achieve that goal, Venu, or a subsidiary, must successfully acquire the underlying land or satisfy all conditions to close on its land acquisitions, and then, among other things, oversee the construction of the improvements and build-out of those locations. Venu may not accurately predict the timing or ultimate success of its ability to timely open its proposed new venues. Delays encountered in negotiating, or the inability to finalize to Venu’s satisfaction, the development and installation of any necessary improvements may cause a significant variance in Venu’s financial targets. In addition, Venu’s anticipated schedule for opening any new venue may be adversely affected by other factors, some or all of which are beyond Venu’s control, including but not limited to the following:

●	The availability of adequate financing;
●	Delays in acquiring land and property rights;
●	The ability to secure governmental approvals and permits, including land-use approvals, building and operating permits, and any necessary licenses;
●	The ability to successfully and timely construct the applicable buildings and facilities;
●	Construction and development costs;
●	Costs overruns;
●	Labor shortages;
●	Any unforeseen engineering or environmental problems with venue location(s);
●	The resolution of any litigation or other regulatory proceedings that could serve to prolong the development or opening of any venue or facility, such as compliance with local noise ordinances, and complaints and concerns raised by local property owners;
●	The ability to hire, train, and retain sufficient personnel;
●	The ability to successfully promote the new venues and compete in the market(s) in which they will operate;
●	Criminal activity that affects Venu’s development and operations of venues;
●	Weather conditions or natural disasters; and
●	Local and general economic conditions.

Venu’s inability to open The Sunset BA by the end of 2026 and other venues according to their anticipated timelines would adversely affect Venu’s projected results of operations and financial condition.

The success of Venu’s amphitheater and venue projects depends on the popularity of guest experiences at those venues, as well as Venu’s ability to attract advertisers, marketing partners, operating partners, audiences, and artists to concerts or other events at those locations. If The Sunset Amphitheater and other venues owned by Venu do not appeal to customers, or if Venu is unable to attract advertisers and marketing partners, there will be a material negative effect on the Company’s business and results of operations.

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

Additionally, Venu’s amphitheater and entertainment venue focused business is dependent on its ability to attract advertisers and marketing partners to its signage, digital advertising, and partnership offerings. Advertising revenues depend on a number of factors, such as the reach and popularity of Venu’s venue(s) (including risks around consumer reactions to advertisers and marketing partners), the health of the economy in the markets in which Venu’s venues are located and in the nation as a whole, general economic trends in the advertising industry and competition with respect to such offerings. Should the popularity of Venu’s advertising assets not meet expectations, its revenues would be adversely affected, and Venu might not be able to replace the lost revenue with revenues from other sources, which could adversely impact its business and results of operations and the price of its Common Stock.

The success of Venu’s amphitheater and entertainment venue focused business will also depend upon its ability to offer and attract live entertainment that is popular with guests. While the Company believes that its venues will enable new experiences for audiences in its markets, there can be no assurance that guests, artists, promoters, advertisers, and marketing partners will embrace the Company’s venues. Venu facilities will contract with promoters and others to provide performers and events at its venues. There may be a limited number of popular artists, groups or events that are willing to take advantage of the immersive experiences and next generation technologies (which cannot be re-used in other venues) or that can attract audiences to the Sunset Amphitheater venues, and Venu’s business would suffer to the extent that that it is unable to attract such artists, groups and events willing to perform at its venues.

Venu’s construction of its first outdoor amphitheater project in Colorado Springs required, and future amphitheater facilities that Venu intends to open will require, significant capital investments by Venu with no assurance that the venues will be successful.

Venu is progressing with its venue strategy to create, build, and own new music and entertainment-focused multi-seasonal amphitheater venues — its Sunset Amphitheater collection. There is no assurance that this initiative will be successful. Venu completed construction of its first Sunset Amphitheater in Colorado Springs in August 2024 and intends to open additional venues in Oklahoma and Texas. The costs to develop and then build Sunset Amphitheaters are substantial and substantially in excess of currently available funds. For example, Venu has committed $70 million of private investments to the construction of The Sunset BA, which will require Venu directly, or indirectly through a subsidiary that will own the venue, to seek and execute on one or more outside sources of capital, as Venu’s current cash flows and resources alone likely would not support a development of this magnitude. There is no assurance that Venu will ultimately be able to secure outside capital that will be necessary to fund various of its planned projects and developments. Any inability to raise outside capital timely, or at all, could delay the development and opening of planned venues, or lead to their termination either by Venu or the applicable municipality or counter party.

In addition, it is always difficult to provide a definitive construction cost estimate for large-scale construction projects. Venu’s estimates and projections with respect to opening dates, cost estimates, event scheduling, or other matters inherent in the development and ownership of amphitheater venues may not prove wholly accurate as it rolls out additional venue projects across varying markets. In light of the design of The Sunset Amphitheater collection, including the use of technologies and features that are associated with many entertainment venues, the risk of delays and higher than anticipated costs are elevated. Although Venu completed construction of Ford Amphitheater in August 2024, Venu may face unexpected project delays and other complications with respect to the operation of other projects planned for development.

Venu has not finalized certain plans and specifications for many of its proposed new venue locations, and as a result Venu’s costs may be higher than anticipated, resulting in possible additional capital requirements, additional debt, or less favorable operating results than projected.

Planning for the design and construction of Venu’s in-development or future Bourbon Brothers Presents, Bourbon Brothers Smokehouse & Tavern, and The Sunset Amphitheater venue locations are ongoing. Until the final planning and development for each venue is complete, any cost estimates contained in Venu’s budget are subject to change. Since the Company’s development costs have not yet been finalized for many of its ongoing and planned projects, Venu may require additional capital in the form of shareholder contributions, additional debt or equity financing, or both. If Venu’s costs are higher than projected, the operating results contained in the Company’s projections may be less favorable.

Venu may suffer project delays, increased costs, and financial losses if city councils or other local governmental bodies oppose Venu’s land-purchase and venue-construction proposals or reject purchase and development agreements that Venu has negotiated with other regulatory bodies within a given city.

Venu’s business model involves entering into public-private partnerships with local municipalities that offer various financial and tax incentives to Venu in exchange for Venu’s agreement to construct a venue in the city. These partnerships may require approval from several levels of local government, including local city councils that may have the authority to vote on and approve or oppose our proposed land purchases and venue-construction projects. In some cases, we may negotiate with one local regulatory body and enter into a binding purchase and sale agreement that makes the closing of our land purchase contingent on receiving the local city council’s final approval. Similarly, we may enter into operating or development agreements with other third parties that include city-council approval as a condition precedent. Despite having a purchase agreement in place and having received the approval of another local governmental body, there is a risk that the local city council may vote down our purchase and construction proposals or binding agreements. That could occur due to changes in political priorities, public opposition, a misalignment between local regulatory bodies in their strategic objectives for a city, or other factors beyond our control. This risk was exemplified by our attempted purchase of land in Oklahoma City, Oklahoma in June 2023, when we entered into a binding purchase and sale agreement with the Oklahoma City Planning Commission that was ultimately rejected by local city council.

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

Venu has fully developed and constructed each of its operating or under construction venues to date and expects to do so for its planned new projects. Properties that require development and construction involve more risk than other properties, typically do not generate operating revenue while costs are incurred to develop the properties, and may also generate certain expenses such as property taxes and insurance costs. In addition, market conditions may change during the course of development that may make the plan of development less attractive than at the time it was conceived. Development activities include the risks that such projects may be abandoned after expending capital and other resources, the construction costs of such projects may exceed original estimates, and the construction of a property may not be completed on schedule. Development activities are also subject to risks relating to the inability to obtain, and delays in obtaining, all necessary entitlement, zoning, land-use, building, occupancy, and other required governmental permits and authorizations. Delays in construction will delay the opening of new venues. Management’s estimate of future income, expenses, and development costs may prove to be inaccurate. Contingencies in development activities beyond the control of Venu may occur.

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

The Company’s ability to continue expanding its operations through the development of new, and the expansion of existing, live music venues and restaurants is subject to a number of risks, including that (i) the construction of live music venues may result in cost overruns, delays, or unanticipated expenses; (ii) desirable sites for music venues may be unavailable or too costly; and (iii) the attractiveness of our existing venue locations may deteriorate over time. Growing or maintaining the Company’s existing revenue depends in part on making consistent investments in its venues. To meet long-term, increasing demand, improve value, and grow revenue, the Company may have several capital-improvement projects underway at any given time. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements.

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

We rely, or may rely, on third-party operators to manage and operate certain of our live-music and entertainment venues. For example, Venu partnered with AEG Presents to operate Ford Amphitheater in Colorado and with Live Nation to operate The Sunset McKinney in McKinney, Texas, in each case pursuant to an exclusive operating agreement. Our agreements with third-party operators typically include provisions regarding the sharing of profits, indemnification requirements, non-compete restrictions, and other limitations on our control over the venue’s operations. As a result, our reliance on third-party operators subjects us to certain unique risks.

Our profitability from venues for which we use a third-party operator depends, in part, on the operator’s performance and success. Any failure by an operator to effectively operate our venue may negatively impact on our ticket sales and financial results. Any requirement to share profits with a third-party operator may limit our realization of the full financial benefits of our venues.

The use of third-party operators also inherently reduces Venu’s operational control over a venue and may impair Venu’s expansion capabilities in a given area due to non-compete restrictions. Lack of operational control over one of our venues may lead to inconsistencies in service quality, brand reputation, and overall customer experience, which may adversely impact on our business.

Our exclusive operating agreement with AEG Presents, for example, grants AEG Presents the exclusive right to operate and use Ford Amphitheater for events, subject to limited exceptions such as Venu having the right to use and reserve the venue for local events or performances by bands that are not nationally recognized or promoted. In addition, the agreement provides for a defined split of Ford Amphitheater’s profits and losses between Venu and AEG Presents in a range between 45% to 55% between the two parties, but gives each party certain opt-out rights for events such that a party may not be responsible for any losses that may result from certain events held at the venue (but will also not be entitled to any profits that may result from such events). The agreement also imposes restrictions on AEG Presents from operating venues that are comparable to Ford Amphitheater within a defined radius of the venue and imposes restrictions on Venu from owning, operating, or developing a competing venue within a defined radius. Non-competition and development restrictions may limit our ability to expand our business in certain key markets, which could hinder our growth opportunities and competitive positioning.

Our exclusive operating agreement with AEG Presents also includes renewal and termination provisions. If AEG Presents fails to renew the agreement or if the agreement is terminated, Venu may face disruptions in the operation of Ford Amphitheater, unexpected costs to find a replacement operator, or the inability to continue operating Ford Amphitheater under terms similar to those defined in the AEG Presents exclusive operating agreement.

Any of the foregoing risks, if realized, could have a material adverse effect on our business, financial condition, and results of operations. Further, any negative publicity or events concerning an operator or other locations it operates may adversely affect public perception of our venues operated by such operator.

If Venu fails to execute its business strategy, which includes identifying, acquiring, and then developing new restaurants, amphitheaters, and entertainment venue locations, and opening locations that are profitable, Venu’s business could suffer.

Venu’s primary means of achieving growth objectives is opening and operating new and profitable restaurants and entertainment venues, and its multi-seasonal amphitheaters. This strategy involves numerous risks, and Venu may not be able to open all planned new venues, and the new locations that are open may not be profitable or as profitable as existing locations.

A significant risk in executing Venu’s business strategy is locating, securing, and then profitably operating suitable new locations for restaurants and music venues. Many of the larger projects Venu has undertaken, and expects to undertake (being multi-seasonal amphitheater projects), require a significant land footprint to locate the building, parking and other ancillary improvements. Locating, and then acquiring suitable sites is subject to numerous challenges, and there can be no assurance that Venu will be able to find sufficient suitable locations or negotiate suitable purchase or lease terms for planned expansion in any future period. Economic conditions may also reduce commercial development activity and limit the availability of attractive sites for new locations. New locations that open may experience an adjustment period before sales levels and operating margins normalize, and even sales at successful newly opened locations likely will not make a significant contribution to profitability in their initial months of operation. Venu’s ability to open and operate new locations successfully also depends on numerous other factors, some of which are beyond our control, including, among other items discussed in other risk factors, the following: ability to control construction and development costs of new restaurants and venues; ability to manage the local, state or other regulatory approvals and permits, zoning and licensing processes in a timely manner; ability to appropriately train employees and staff the venues; consumer acceptance of venues in new markets; and ability to manage construction delays related to the opening of a new venue. Delays or failures in opening new locations or achieving lower than expected sales in new locations could materially adversely affect business strategy and could have an adverse effect on business and results of operations.

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

The costs in the restaurant and music venue industries are often underestimated and may increase because of factors beyond Venu’s control. Such factors may include weather conditions, legal costs, labor disputes, governmental regulations, equipment breakdowns, property availability, governmental regulatory interference, insurance costs and other disruptions. While Venu intends to manage these costs diligently, the risk of running over budget is always significant and may have a substantial adverse impact on the profitability of Venu. In such event, additional sales of any of Venu’s equity securities or additional financing may be required to continue the business of Venu, and there can be no guarantee that Venu could successfully conclude such additional sales or obtain such additional financing at all or on terms that were acceptable to Venu, which could have a materially adverse effect on Venu and its operations.

Venu’s restaurants and live-music venues face intense competition, and if Venu is unable to continue to compete effectively, its business, financial condition, and results of operations would be adversely affected.

The restaurant industry is intensely competitive, and Venu faces many well-established competitors. Venu competes within each market with national and regional restaurants and retail chains and locally owned restaurants and retailers. Competition from other regional or national restaurants and retail chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources. Venu also faces competition as a result of the convergence of grocery, deli, retail, and restaurant services, particularly in the supermarket industry. It also faces competition from various off-premises meal replacement offerings including but not limited to home meal kits delivery, third-party meal delivery, and catering, and the rapid growth of these channels by competitors. Moreover, competitors can harm business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions, or hiring practices. Venu competes primarily on the quality, variety, and perceived value of menu and retail items. The number and location of restaurants, the growth of e-commerce, type of concept, quality and efficiency of service, attractiveness of facilities, and effectiveness of advertising and marketing programs also are important factors. Venu anticipates that intense competition will continue with respect to all of these factors. It also competes with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and other competitive pressures that could affect both the availability and cost of these important resources. If Venu is unable to continue to compete effectively, its business, financial condition, and results of operations would be adversely affected.

Venu may face challenges in building name recognition, developing its reputation, and protecting its brand and reputation from adverse events that may not be within Venu’s control, which could adversely impact its expansion efforts, its operating results, and its ability to attract talented performers, generate audience enthusiasm, sell tickets, and generate revenue from its venues.

To date, we have opened a limited number of restaurants and two indoor music venues in a total of two markets, and we opened our first outdoor amphitheater in August 2024 in one of our existing markets. As a company with limited history and operations, to date, our name and brand is not widely known. We believe that growing, protecting, maintaining, and enhancing our name and brand recognition, and greater market awareness for our venues, is integral to our success in our current markets, particularly as we opened Ford Amphitheater and as we seek to expand into new markets. Growing, protecting, maintaining and enhancing our brand will depend largely on our ability to develop and maintain venues that are desirable for performers and attendees both at the time of their opening and overtime. This will depend on other things, our ability to develop and maintain venues with features and amenities that are desirable for performers and attendees, and differentiate our venues from others, which we may not do successfully. The value of our name and brand may decline if we are unable to maintain our brand and venues as being disruptive, high quality and unique in the live music industry. Successfully growing and maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to open venues that prove successful and desirable in the industry (both for performers and attendees), and our ability to continue to open, develop and successfully differentiate our venues from competing facilities. Delays in opening venues, cancellations of planned shows (for various reasons), security and safety concerns related to our venues, negative publicity or reviews, negative experiences of performers or attendees, needed infrastructure upgrades and repairs that will occur from time to time, or other operational challenges may harm our reputation and brand. Unfavorable media coverage, negative publicity, or negative public perception about us or our venues, our industry, or actual or perceived negative experiences of performers or attendees at our venues may also harm our reputation and our brand. If events occur that damage our reputation and brand, our ability to grow revenues from our existing venues and to expand into new markets may be impaired, and our business, financial condition and results of operations may be harmed.

We also believe that the importance of name and brand recognition will increase as competition in our current or prospective markets increases, and the promotion of our venues, name, and brand may require substantial expenditures. We have invested, and expect to continue to invest, resources to increase our name and brand awareness, both generally and in specific geographies and in specific intended customer groups. There can be no assurance that our brand development strategies and investment of resources will enhance recognition of the Venu (or Venu) brand or name, or lead to increased demand for our venues. If our efforts to protect and promote our name and brand are not successful, our business, financial condition and results of operations may be adversely affected. In addition, even if our name and brand recognition and loyalty increases, revenue may not increase at a level commensurate with our marketing spending.

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

The success of Venu’s business depends, in part, upon its ability to offer live entertainment venues that are popular with customers. Moreover, Venu expects to rely, in part, on third parties (such as AEG Presents, with whom Venu has entered into an operating agreement for Ford Amphitheater in Colorado Springs, and Live Nation, with whom Venu has entered into an operator agreement for The Sunset McKinney in McKinney, Texas) to book events and acts at Venu’s venues. Although the agreements include performance targets as it relates to show and attendance numbers, the parties’ entry into these agreements do not assure that AEG Presents or any other operator will be successful in booking a specific number of events at a particular venue in a given year. In addition, Venu is obligated to split certain venue and event costs and revenues with these third-party operators and may also be required to make other accommodations to those parties in connection with their agreement to serve as the operator of a venue, such as providing the operator with a right of first offer for future venues that Venu constructs. There may be a limited number of popular artists, groups, or events that can attract audiences to venues and Venu’s business would suffer to the extent that its venues are unable to attract such artists, groups, and events to perform at its venues, or its third-party contractual partners are unable to perform under their agreements with Venu or to fulfill the parties’ expectations.

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

Venu’s success depends, in significant part, on entertainment and leisure events and economics, and other factors adversely affecting such events could have a material adverse effect on our business, financial condition, and results of operations.

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

Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income, unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, and inflation can significantly impact Venu’s operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact Venu’s operating results. These factors can affect attendance at Venu’s events, sponsorship, advertising and hospitality spending, concession, and merchandise sales, as well as the financial results of any sponsors of Venu’s venues, events, and the industry. Negative factors such as challenging economic conditions and public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor may impact Venu’s results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any future deterioration in economic conditions, thereby possibly impacting Venu’s operating results and growth.

Portions of Venu’s business are subject to seasonal fluctuations, and its operating results and cash flow likely will vary from period to period.

A significant portion of Venu’s future growth projections stem from the suite of multi-seasonal amphitheaters it intends to construct and own. As a result, Venu’s revenues and expenses are expected to fluctuate and operating results and cash flow likely will reflect significant variation from period to period. Consequently, period-to-period comparisons of our operating results may not necessarily be meaningful and the operating results of one period are not indicative of our financial performance during the full fiscal year. This variability may adversely affect Venu’s business, results of operations and financial condition.

Poor weather adversely affects attendance at live music events, which could negatively impact Venu’s financial performance from period to period.

A significant portion of Venu’s business is the hosting and promoting live music events. Weather conditions surrounding these events affect sales of tickets, concessions, and merchandise, among other things. Poor weather conditions can have a material impact on results of operations particularly because Venu can only promote and/or ticket a finite number of events. Venu’s operations at Ford Amphitheater, an outdoor amphitheater, may be particularly impacted by adverse weather. Due to weather conditions, Venu may be required to cancel or reschedule an event for another available day or a different venue, which would increase costs for the event and could negatively impact the attendance at the event as well as concession and merchandise sales. Poor weather can affect current periods as well as successive events in future periods.

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

Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling, and transportation phases. Additionally, many of the food items in the restaurants Venu owns contain beef and chicken. The preferences of customers toward beef and chicken could be affected by changes in consumer health or dietary trends and preferences regarding meat consumption or health concerns and publicity concerning food quality, illness, and injury generally. In recent years there has been publicity concerning E. Coli bacteria, hepatitis A, “mad cow” disease, “foot-and-mouth” disease, salmonella, African swine fever, peanut and other food allergens, and other public health concerns affecting the food supply, including beef, chicken, pork, dairy and eggs. In addition, government regulations or the likelihood of government regulation could increase the costs of obtaining or preparing food products. A decrease in guest traffic to venues, a change in mix of products sold, or an increase in costs as a result of these health concerns, either in general or specific to operations, could result in a decrease in sales or higher costs to venues that would materially harm business.

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

Inflationary pressures may materially impact our business operations, particularly from an increase in supply costs, labor costs, and changes in consumer behavior and discretionary spending, all of which may have an impact on our business decisions and profitability. The costs for essential ingredients needed for our restaurants and entertainment venues could fluctuate due to an increase in the prices of essential commodities, which would result in higher prices paid to our suppliers for food, beverages, and other materials necessary for our operations. Venu seeks to pass a portion of these costs onto our customers through increases in our menu prices. However, Venu may not be able to pass along price increases to our customers to sufficiently or completely offset the cost increases we have incurred. Our ability to fully pass on increasing costs to consumers is restricted by the potential for reduced customer demand. As a result, we absorb some of the cost increases, which negatively affect our margins and put further pressure on our bottom line.

We have also seen changes in consumer behavior that we attribute, in part, to inflationary pressures, particularly impacting consumers’ discretionary-spending behaviors. We have observed that customers are more cautious about the overall costs of food, beverages, and spending on non-essential items and activities such as dining at restaurants, purchasing tickets for live entertainment concerts and shows, and purchasing food and drinks during events. If persistent, this shift in consumer-spending pattern may result in lower demand for both our restaurant offerings and live entertainment events, which would negatively affect our revenue.

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

Venu’s business is subject to the general powers of federal, state, and local governments, including those outlined below.

●	Venue and Restaurant Operations - related Permits/Licenses. Venu’s venues, like all public spaces, are subject to building and health codes and fire regulations imposed by state and local government as well as zoning, noise and outdoor advertising and signage regulations. Venu also requires a number of licenses in multiple jurisdictions to operate, including, but not limited to, occupancy permits, exhibition licenses, food and beverage permits, liquor licenses, signage entitlements and other authorizations. Failure to receive or retain, or the suspension of liquor licenses or permits could interrupt or terminate our ability to serve alcoholic beverages at our venues. Additional regulation relating to liquor licenses may limit our activities in the future or significantly increase the cost of compliance, or both. Venu is subject to “dram shop” statutes in certain states, which generally provide that serving alcohol to a visibly intoxicated or minor patron is a violation of the law and may provide for strict liability for certain damages arising out of such violations. Venu’s liability insurance coverage may not be adequate or available to cover any or all such potential liability. Any failure to maintain these permits or licenses could have a material negative effect on Venu’s business and results of operations.

●	Public Health and Safety. As a result of government mandated assembly limitations and closures implemented in response to the COVID-19 pandemic, Venu’s revenues declined substantially in 2020 and 2021. There can be no assurance that some or all of these restrictions will not be imposed again in the future due to another pandemic or public health emergency. Venu is unable to predict what the long-term effects of these events, including renewed government regulations or requirements, will be. For example, future governmental regulations adopted in response to a pandemic may impact on the revenue we derive and/or the expenses we incur from the events that we choose to host, such that events that were historically profitable would instead result in losses.

●	Environmental Laws. The amphitheaters and venues Venu develops are subject to federal, state, and local environmental laws and regulations relating to the use, disposal, storage, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the operations of our venues. Compliance with these regulations and the associated costs may be heightened as a result of the purchase, construction or renovation of a venue. Additionally, certain laws and regulations could hold the Company strictly, jointly and severally responsible for the remediation of hazardous substance contamination at its facilities or at third-party waste disposal sites, as well as for any personal injury or property damage related to any contamination. Venu’s commercial general liability and/or the pollution legal liability insurance coverage may not be adequate or available to cover any or all such potential liability.

●	Data Privacy. Venu is subject to various data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, imposes certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium, are rapidly evolving, extensive and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.

The data protection landscape is rapidly evolving in the United States. As Venu’s operations and business grow, it may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. For example, California has passed a comprehensive data privacy law, the California Consumer Privacy Act of 2018 (the “CCPA”), and a number of other states, including Virginia, Colorado, Utah and Connecticut, have also passed similar laws, and various additional states may do so in the near future. Further, there are several legislative proposals in the United States, at both the federal and state level, which could impose new privacy and security obligations. Venu has not yet determined the impact that these future laws and regulations may have on its business. In addition, governmental authorities and private litigants continue to bring actions against companies for online collection, use, dissemination and security practices that are unfair or deceptive.

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

Real estate development and ownership are subject to extensive regulation related to zoning, land use, building design, taxation, construction materials, warranties, environmental protection, and workplace safety, among others. Projects may be subject to legal challenges brought by governmental authorities or private parties. Local governments may enact growth control initiatives, annexation or building restrictions, impose moratoriums to restrict development or other adverse economic or monetary policies, impose nuisances and other conditions on development of particular sites, and increase the fees imposed on developers to fund roads, schools, open spaces, or affordable housing. Any of the foregoing could prevent Venu from undertaking or completing a particular project, impair its ability to sell or dispose of certain properties, force it to implement design changes, increase the cost of obtaining the necessary approvals, and/or cause delays in the approval process.

Various components of the construction and development of new venue locations will require approval from local government officials or agencies. Land-use regulations, construction permits, and other regulatory requirements at the state and local level can require significant time and knowledge to obtain. There is no assurance that these regulatory requirements can be satisfied or will not be delayed due to factors beyond Venu’s control or otherwise. Failure to obtain the required approvals in a timely manner, or at all, may result in delays or abandonment of site locations Venu is developing or plan to develop. Any funds spent by Venu prior to that determination may be lost.

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

Compliance with consumer-privacy laws, payment-card security standards, data-storage regulations, and other laws and regulations that aim to protect customers’ data privacy may result in cost increases due to necessary system changes and the development of new administrative processes. In addition, customers and employees have a high expectation that Venu will adequately protect their personal information. For example, in connection with credit and debit card sales, Venu transmits confidential card information. Third parties may have the technology or know-how to breach the security of this customer information, and security measures and those of its technology vendors may not effectively prevent others from obtaining improper access to this information. If Venu fails to comply with the laws and regulations regarding privacy and security or experience a security breach, it could be exposed to risks of data loss, regulatory investigations and/or penalties, a loss of the ability to process credit and debit card payments, substantial inconvenience or harm to guests, litigation, and serious disruption of operations. Additionally, any resulting negative publicity could significantly harm Venu’s reputation and damage its relations with guests. As privacy and information security laws, regulations and practices change and cyber risks continue to evolve, Venu may incur additional costs to ensure it remains in compliance and protect guests, employees, and Company information.

Risks Related to Legal Matters

Venu was previously engaged in litigation related to its construction and operation of Ford Amphitheater in a lawsuit that was ultimately dismissed. Venu is also currently facing litigation related to alleged unlawful noise pollution from Ford Amphitheater. Venu may face similar lawsuits in other municipalities where it is constructing, or plans to construct, Sunset Amphitheaters.

The planning, construction, and development of Venu’s venues requires the Company to obtain and various governmental approvals and permits. As disclosed under “Venu Business — Legal Proceedings,” Venu, Venu Real Estate, LLC, and the City of Colorado Springs, Colorado (the “City”) were defendants in a lawsuit filed in the El Paso County District Court of Colorado on September 26, 2023 by a neighborhood association and an individual who sought to enjoin Venu’s construction and operation of Ford Amphitheater based on allegations that the venue would emit “unlawful noise pollution” in violation of state law. Venu filed a motion to dismiss, which the El Paso County District Court granted on January 11, 2024. The plaintiffs then filed an appeal to the Colorado Court of Appeals, which affirmed the dismissal of all claims against Venu on September 12, 2024. Ford Amphitheater opened in August 2024 and has been successfully operating since that time.

However, on January 21, 2026, certain of the Company’s subsidiaries were named as defendants in a lawsuit filed in the El Paso County District Court of Colorado by plaintiffs seeking the abatement and permanent injunction of alleged unlawful noise pollution at Ford Amphitheater based on allegations that the venue emits unlawful noise pollution in violation of state law. The Company believes that the Ford Amphitheater’s operations have complied with applicable laws, and the defendant subsidiaries intend to vigorously defend against all claims, but there can be no assurance regarding the outcome of the litigation.

Although Venu believes it complied with all applicable codes and procedures required to operate Ford Amphitheater, any requirement that Venu lower the volume at Ford Amphitheater concerts and events or develop infrastructure at Ford Amphitheater to mitigate noise pollution, or any other unfavorable outcome from the litigation could subject Venu to adverse commercial ramifications and negatively impact Venu’s business operations, financial condition, and ability to comply with its contractual obligations to host scheduled concerts and events at Ford Amphitheater. Venu could be required to cancel or reschedule certain concerts and events, which would increase Venu’s costs for the events, could negatively impact attendance and food-and-beverage sales at the events, and delay or decrease Venu’s ability to generate revenues through events scheduled at the venue.

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

We may, from time to time, be subject to legal proceedings, regulatory inquiries, investigations, or claims that could adversely affect our business.

From time to time, we may be involved in various legal proceedings, regulatory inquiries, governmental investigations, or other claims arising in the ordinary course of our business related to subjects such as commercial transactions, securities offerings, intellectual property matters, employment matters, or compliance with applicable laws and regulations (including that pertain to licensing, permitting, and zoning, including municipal and state noise ordinances and restrictions). For example, the Company and two of its subsidiaries received a subpoena duces tecum from the Oklahoma Division of Securities (the “ODS”) on August 20, 2025, compelling us to produce documents related to any securities offerings in the State of Oklahoma. Although the ODS has not asserted any securities violations by the Company or its subsidiaries, and the Company is fully cooperating with the ODS, the outcome of this matter and any other legal proceeding, regulatory inquiry, governmental investigation, or other claim involving our business or operations is inherently uncertain.

If certain communications used to market certain exempt offerings of membership interests conducted by the Company’s subsidiaries are deemed to have been an “offer” in violation of Section 5 of the Securities Act with respect to any public offering that the Company conducts, the Company may be subject to claims for rescission by investors that participate in the public offering.

Certain of the Company’s special purpose entity (“SPE”) subsidiaries have conducted exempt private offerings of membership interests (“Subsidiary Offerings”). The Subsidiary Offerings have often been generally referenced by the Company as “Luxe FireSuite” sales (with a key focus being on a holder’s right to use and “own” a specific Luxe FireSuite in a specific amphitheater and on the real property asset owned by the particular SPE subsidiary). Having third parties’ own certain stakes or rights in SPE assets and being afforded various in-kind rights and benefits for their use at specific venues, has lent to the Company’s general mantra of being “fan owned.”

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

The Subsidiary Communications related or eluded solely to opportunities in certain of the Company’s SPE subsidiaries and, unlike with respect to any public offering that the Company conducts, did not in any way relate to a prospective investment in the Company as a whole, or to the Company’s offering of Common Stock at the parent corporation level.

The Company does not believe that the Subsidiary Communications and marketing efforts described above constitute a violation of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), or of applicable provisions of state securities laws. However, if such communications were held by a court to be “offers” in violation of Section 5 of the Securities Act or applicable provisions of state securities laws with respect to any public offering that the Company previously conducted or conducts in the future, purchasers of shares of Common Stock in the public offering may have rescission rights or claims for damages. Upon exercise of any such rescission rights, the Company could be required to repurchase the shares sold to investors in the public offering, for any consideration determined to have been paid for such shares, with interest thereon, less the amount of any income received therefrom, or for damages if the shares are no longer owned by any such investor, for a period of one year following the date of the violation. Similar remedies could be available to investors under state securities laws. The amount of any such potential liability is uncertain. The Company would contest vigorously any claim that a violation of the Securities Act or applicable provisions of state securities law occurred.

Any failure by Venu or its subsidiaries to comply with private offering exemption requirements could result in, among other things, rescission rights that could adversely affect the Company as a whole.

The offer and sale of securities and investment related products by entities and their agents is subject to numerous regulations under federal and state securities laws. From time to time Venu’s subsidiaries engage in private offerings of securities of membership interests and that relate to its Luxe FireSuites, and, when it does so to the extent any offerings involve a sale of securities Company seeks to offer and sell those securities in reliance upon certain private offering exemptions from registration provided in the Securities Act and related exemptions under applicable state securities laws. If the Company (or any applicable subsidiary) fails to comply with the requirements of such offering exemption(s), the Company could be subject to certain claims by federal or state securities regulators and investors may have the right, if they so desired, to rescind their purchase of the membership interests they purchase (and any corollary Luxe FireSuite rights). This rescission right might also apply under the applicable state securities or “blue sky” laws and regulations in states where the any securities are offered. In addition, certain Venu subsidiaries may offer use rights or other interests in Luxe FireSuites located at certain of Venu’s projects that Venu does not believe are a security, but, could later to be deemed subject to regulation under federal or state securities laws. Any failure to comply with applicable securities laws could subject the Company to various sanctions, fines and penalties. In addition, if a number of investors were successful in seeking rescission, the Company (or applicable subsidiary) could face severe financial demands that would adversely affect a given project, or even the Company as a whole.

Use of social media and influencers may adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as, among other things, marketing tools. We also maintain relationships with brand ambassadors and engage in collaborations. As laws and regulations and public opinion rapidly evolve to govern the use of these platforms, the failure by us, our employees, our network of brand ambassadors, our sponsors, or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines, or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in the use of brand ambassadors for product promotion and marketing may cause an increase in the burden on us to monitor compliance of the content they post and increase the risk that such content could contain problematic product or marketing claims in violation of applicable laws and regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content that our brand ambassadors post, and if we were held responsible for any false, misleading, or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or forced to alter our practices, which could have an adverse impact on our business.

Negative commentary regarding us, our products, or brand ambassadors and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Brand ambassadors with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction.

Risks Related to Information Technology, Cybersecurity, and Intellectual Property

A material disruption in information technology, network infrastructure, and telecommunication systems could adversely affect our business and results of operations.

Venu relies extensively on information technology across operations, including, but not limited to, point of sales processing, supply chain management, retail merchandise allocation and distribution, labor productivity and expense management. Its business depends significantly on the reliability, security, and capacity of information technology systems to process these transactions, summarize results, manage, and report on business and supply chain. Its information technology systems are subject to damage or interruption from power outages, computers, network, cable system, internet and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If Venu’s information technology and telecommunication systems are damaged or cease to function properly, it may have to make a significant investment to repair or replace them and could suffer loss of critical data and interruptions or delays in operations in the interim. Any material interruption in information technology and telecommunication systems could adversely affect business or results of operations. In addition, some of these essential technology-based business systems are outsourced to third parties. While Venu makes efforts to ensure that its outsourced providers are observing proper standards and controls, it cannot guarantee that breaches, disruptions, or failures caused by these providers will not occur.

A privacy breach or cybersecurity attack could adversely affect Venu’s business and operations.

The protection of customers, employees, and Company data is critical to Venu. Venu is subject to laws relating to information security, privacy, cashless payments, consumer credit, and fraud. Additionally, an increasing number of government and industry groups have established laws and standards for the protection of personal and health information. As a merchant and service provider of point-of-sale services, Venu is also subject to the Payment Card Industry Data Security Standard issued by the Payment Card Industry Council.

Data security incidents and the unauthorized access, use, or disclosure of personal or sensitive information could adversely affect our business, damage our reputation, and give rise to liabilities.

Venu collects, processes, stores, and transmits personal and other sensitive information about our customers and employees in connection with our operations. Cybersecurity incidents, data breaches, system failures, or unauthorized access to or disclosure of such information, whether involving our systems or those of third-party service providers, could disrupt our operations, harm our reputation, and give rise to liabilities, including regulatory investigations, enforcement actions, litigation, and penalties. In addition, security breaches or the inability to protect sensitive information could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches and incidents could also significantly damage our reputation with consumers, ticketing clients, and other third parties, and could result in significant costs related to remediation efforts, such as credit or identity theft monitoring.

Although we have established systems and processes designed to protect sensitive customer and employee information and to thwart cybersecurity threats, such measures cannot provide absolute security or certainty. Furthermore, cybersecurity threats continue to evolve, and techniques used to obtain unauthorized access, misuse data, or disrupt systems are becoming increasingly sophisticated. Despite our best efforts, we may be unaware of or unable to anticipate these techniques and to implement adequate preventative measures.

Failure to maximize or to successfully protect and assert Venu’s intellectual property rights could adversely affect business and results of operations.

Venu relies on trademarks, unfair competition, trade secret, and copyright laws to protect its intellectual property rights. Venu has registered certain trademarks and service marks with appropriate governmental authorities, but there can be no guarantee that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that Venu will not be able to obtain and perfect its own intellectual property rights, or, where appropriate, to license intellectual property rights necessary to support new product introductions or other brand extensions. There is no guarantee that these rights, if obtained, will not be invalidated, circumvented, or challenged in the future. Venu’s failure to protect or successfully assert its intellectual property rights could make it less competitive and could have an adverse effect on Venu’s business and results of operations.

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

Risks Related to Our Officers, Directors, Affiliates, and Other Personnel

Venu is involved in a number of related-party transactions.

Many of the officers, directors, and principal shareholders of Venu (and its subsidiaries) are involved in Venu’s management and operations, including in roles as officers, directors, managers, and/or equity holders of Hospitality Income & Asset, LLC and 13141 BP, LLC, and landlords to two of Venu’s operating subsidiaries: BBST and BBP. Furthermore, several shareholders are members of Venu’s landlords in Gainesville, Georgia. Additionally, many of the founders, officers, directors, and shareholders of Venu (and its subsidiaries) are involved as officers, directors, and executives of Roth Industries, the parent company of Roth Premium Foods, LLC, which is the licensee of the counterparty to the Bourbon Brothers licensing agreement. For a description of the related-party transactions involving Venu, its subsidiaries, and its management, see the “Certain Relationships and Related-Party Transactions” section of this Annual Report.

Venu is dependent on its key personnel and will need to hire additional personnel. Venu’s hiring abilities may be strained by current employment trends and economic conditions.

Venu’s future successes depend on its ability to identify, attract, hire, train, retain and motivate highly skilled executives, technical, sales and marketing, business development, and store level personnel including restaurant managers and kitchen managers. Venu is currently particularly dependent on the efforts of JW Roth. The loss of Mr. Roth would likely have a significant negative impact on Venu’s operations and growth strategies. Competition for qualified personnel may be intense. If Venu fails to successfully attract, assimilate, and retain a sufficient number of such personnel, its business will suffer.

Venu’s officers, directors, and principal shareholders collectively own a substantial portion of Venu’s Common Stock.

Collectively, Venu’s officers and directors beneficially own approximately 35.4% of our outstanding Common Stock as of March 15, 2026. Specifically, JW Roth, our Chairman, Chief Executive Officer, and founder, beneficially owns approximately 30.7% of the voting power of our Common Stock; Heather Atkinson, our Chief Financial Officer, Secretary, and one of our directors, beneficially owns approximately 1.6%; Mitchell Roth, one of our directors, beneficially owns approximately 1.6%; and each of our other officers and directors beneficially own less than 1%. As a result, shareholders may face challenges in affecting matters involving our Company, including:

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

Venu’s business is dependent on attracting and retaining a large and growing number of qualified employees. Availability of staff varies widely from location to location. Many staff members are in entry-level or part-time positions, typically with high turnover rates. High turnover of venue management and staff would cause Venu to incur higher direct costs associated with recruiting, training, and retaining replacement personnel. Management turnover as well as general shortages in the labor pool can cause venues to operate with reduced staff, which negatively affects the ability to provide appropriate service levels to customers. The market for the most qualified talent continues to be competitive and Venu must provide competitive wages, benefits, and workplace conditions to maintain the most qualified employees. Competition for qualified employees exerts upward pressure on wages paid to attract such personnel, resulting in higher labor costs, together with greater recruiting and training expenses.

General Risks Relating to Our Business and Operations

Global economic and market uncertainty may adversely impact Venu’s business and operating results.

Uncertain global and macro-economic conditions have in the past and may adversely impact Venu’s business in the future. The current uncertainty in the worldwide economic environment together with other unfavorable changes in economic conditions, such as heightened inflation and interest rate increases currently being experienced or implemented by most developed economies, as well as recessions that have affected major countries, may negatively impact consumer confidence and spending, ultimately causing Venu’s customers to postpone purchases and may ultimately impact our profitability. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have negative effects on economies and financial markets. Venu could experience period-to-period fluctuations in operating results due to general industry or economic conditions, and volatile or uncertain economic conditions can adversely impact sales and profitability and make it difficult for Venu to accurately forecast and plan its future business activities. Furthermore, inflationary pressure and increases in interest rates may negatively impact revenue, earnings and demand for Venu’s service and venue offerings. During challenging economic times, Venu’s current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to visit Venu’s restaurants and venues.

Venu and its venues may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or disease epidemics.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, public health concerns such as contagious disease outbreaks, natural disasters, or similar events, may deter artists from touring and/or substantially decrease the use of and demand for services and the attendance at live music events, which may decrease revenue or expose Venu to substantial liability. The terrorism and security incidents in the past, military actions in foreign locations, periodically elevated terrorism alerts and fears from publicized contagious disease outbreaks have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

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

If a regional or global health pandemic or virus outbreak occurs, depending upon its location, duration, and severity, Venu’s business could be severely affected. In the event a health pandemic occurs, customers might avoid public places, and local, regional, or national governments might limit or ban public gatherings to halt or delay the spread of disease. Jurisdictions in which we have restaurants and venues may impose mandatory closures or impose restrictions on operations. If a virus is transmitted by human contact or respiratory transmission, employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which would adversely affect restaurant guest traffic or perform functions at the corporate level. A regional or global health pandemic might also adversely affect business by disrupting or delaying production and delivery of materials and products in our supply chain and causing staffing shortages in our stores.

Risks Related to Ownership of Our Common Stock

The stock price of Venu’s Common Stock may be volatile or may decline regardless of our operating performance.

An active or liquid market in our Common Stock may not be sustainable. An inactive market may also impair our ability to raise capital by selling shares of our Common Stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of Common Stock as consideration.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of Venu’s Common Stock.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition, and other business and economic factors affecting it at such times as the Board of Directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Widespread market volatility and fluctuations in the share price of Venu’s Common Stock could expose us to costly securities litigation.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including transactions we may consume in the succeeding three-year period. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability.

Our Articles of Incorporation permit “blank check” Preferred Stock, which can be designated by our Board of Directors without shareholder approval.

Our Amended and Restated Articles of Incorporation (our “Articles of Incorporation”) authorize the Board to issue up to 5,000,000 shares of Preferred Stock, which may be issued from time to time in one or more series, each of which will have a distinctive designation or title as determined by our Board. To date, we have denominated 1,342 shares of our preferred stock as Series B 4% Cumulative Convertible Preferred Stock (“Series B Preferred Stock”). Our Articles of Incorporation authorize the Board to establish the designations, preferences, limitations, restrictions, and relative rights of the Preferred Stock and any variations in the relative rights and preferences as between different series of Preferred Stock in accordance with the CBCA. As such, the Board could establish one or more individual series of Preferred Stock with enhanced dividend rights, rights of redemption, sinking funds to pay dividends, liquidation, and other rights that would be different than, and preferential to, the rights of the holders of our Common Stock. Because our Board is able to designate the powers and preferences of the Preferred Stock without the vote of a majority of our shareholders, holders of our Common Stock will have no control over what designations and preferences any newly designated Preferred Stock will have.

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

While we believe that including the limitation-of-liability and indemnification provisions in our Governance Documents and indemnification agreements is necessary to attract and retain qualified persons such as directors, officers, and key employees, those provisions may discourage shareholders from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit the Company and other shareholders. Further, a shareholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers, and advance expenses as required by these indemnification provisions. Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us. Moreover, while we maintain directors’ and officers’ liability insurance, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may adversely impact our cash position.

If securities analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business, our Common Stock, or our market, the price of shares of our Common Stock and our trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that securities analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our Common Stock, and such lack of research coverage may adversely affect the market price of our Common Stock. In the event we do have equity research coverage, we will not have any control over the analysts, or the content and opinion included in their reports. The price of our stock could decline if one or more analysts covering our business downgrade their evaluations of our Common Stock or issue other unfavorable or inaccurate commentary or research. If one or more analysts cease coverage of the Company or fails to publish reports on us regularly, we could lose visibility in the market for our Common Stock and demand for our Common Stock could decrease, which in turn would cause our stock price or trading volume to decline.

Shareholders’ ownership interest may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

Our Articles of Incorporation authorizes our Board of Directors to issue up to 144,000,000 shares of Common Stock, 1,000,000 shares of Class B Non-Voting Common Stock, and up to 5,000,000 shares of Preferred Stock, of which we have designated 1,342 as Series B 4 Preferred Stock. The power of the Board of Directors to issue shares of Common Stock, Preferred Stock, warrants, or options to purchase shares of Common Stock or Preferred Stock is generally not subject to shareholder approval, except for issuances of more than 20% of the Company’s outstanding Common Stock or its voting power.

While we have completed several capital raises utilizing multiple financial institutions, we may attempt to raise additional capital by returning to the market to sell shares of Common Stock or Preferred Stock, possibly at a discount to the market price of our Common Stock. These actions may result in dilution of the ownership interests and voting power of existing shareholders, further dilute Common Stock book value, and may delay, defer, or prevent a change of control.

Our outstanding shares of Series B Preferred Stock entitle the holders thereof to dividends. Additionally, other series of Preferred Stock may carry the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock, superior voting or conversion rights, and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock.

A significant portion of our total outstanding shares of Common Stock are eligible to be sold into the market in the near future, including pursuant to Rule 144, which could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. We have also registered all shares of Common Stock that are reserved for issuance under the Company’s Amended and Restated 2023 Omnibus Incentive Compensation Plan. As a result, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and certain lock-up agreements that our officers and directors are subject to. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of Common Stock, may have a depressive effect upon the price of our shares of Common Stock in any active market that may develop. We believe that a significant portion of our total outstanding shares of Common Stock may be sold in the public market without restriction by non-affiliates pursuant to Rule 144 after this offering.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that our management may provide from time to time will reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, regulatory, economic, market, and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from those contained in the projections.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue its own opinion on our internal controls over financial reporting. The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming. We cannot be certain that the measures we undertake will ensure that we maintain adequate controls over our financial processes and reporting in the future, nor can we be certain that we will comply with any requirements that may be adopted by the Public Company Accounting Oversight Board or a supplement to the auditor’s report providing additional information about the audit and the financial statements. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on the NYSE American LLC or other national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which may reduce our stock price.

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

We are also a “smaller reporting company,” meaning that the market value of our Common Stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700 million, and our annual revenue was less than $100 million during the most recently completed fiscal year. We are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, including, among other things, providing only two years of audited financial statements in this Annual Report on Form 10-K, and, similar to emerging growth companies, providing reduced disclosure obligations regarding executive compensation. In addition, as long as we are a smaller reporting company with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company make it harder for investors to analyze our results of operations and financial prospects. To the extent we take advantage of the reduced disclosure obligations available for smaller reporting companies, it may be difficult or impossible to compare our financial statements with other public companies. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of shares of our Common Stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceed $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related-party transaction disclosures.

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

One of the key functions of our board of directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our board of directors’ ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the board of directors. This includes a discussion of the likelihood and potential magnitude of various risks, including cybersecurity risks, and any actions management has taken to limit, monitor or control those risks.

Item 2. Properties

Corporate Office

Our principal executive office is located at 1755 Telstar Drive, Suite 501, Colorado Springs, Colorado 80920.

Venue-Related Properties

Venu indirectly owns properties through certain of its subsidiaries or controlled entities. The table below summarizes Venu’s portfolio of real estate as of the date of this Annual Report, indicating which of subsidiaries or entities owns each property. Venu is also party to certain agreements by which it (directly or through a subsidiary) closed upon and acquired real estate in Broken Arrow, Oklahoma (related to the Sunset at Broken Arrow), McKinney, Texas (related to the Sunset at McKinney), and El Paso, Texas (related to the Sunset at El Paso).

Subsidiary Owner	Size and Location	Status and Operations
SHC	4.98 acres in Colorado Springs, CO	Site where Roth’s, Brohan’s, and NHC operate; leased from SHC to each of Roth’s and NHC
Trust	9.41 acres in Colorado Springs, CO	Site where Ford Amphitheater is located; leased to Sunset pursuant to a ground lease
NLRE	1.05 acres in Colorado Springs, CO	Vacant land open for development next to Ford Amphitheater
HIA	1.5 acres in Colorado Springs, CO	Site where BBST restaurant operates; leased from HIA to BBST
HIA	3.2 acres in Colorado Springs, CO	Site where BBP indoor music hall operates; leased from HIA to BBP
GAHIA	1.7 acres in Gainesville, GA	Site where BBP GA indoor music hall and BBST GA restaurant operate
MK	46 acres in McKinney, TX	Site where The Sunset Amphitheater in McKinney is being constructed
BA	13 acres in Broken Arrow, OK	Site where The Sunset Amphitheater in Broken Arrow is being constructed
EP	20 acres in El Paso, TX	Site where The Sunset Amphitheater in El Paso is to be constructed
Centennial	6.4 acres in Centennial, CO	Site where BBST restaurant and BBP concert and event venue in Centennial are to be constructed

Lease Obligations

Venu or its subsidiaries currently lease facilities as follows:

●	BBST CS LLC leases the property where BBST CO operates from HIA, a majority-owned subsidiary of Venu. The lease is structured as an NNN lease with annual rents of $441,190. Base rent increases by 10% every five years through rent escalators in the lease. The initial term of the lease is ten years with one, ten-year renewal option, which will give Venu the ability to extend the lease on identical terms and control the property for up to 20 years.

●	BBP LLC leases the property where BBP CO operates from HIA. The lease is structured as an NNN lease with annual rents of $90,000, subject to specified rent adjustments every five years. The initial term of the lease is ten years with two, five-year renewal options, which will give Venu the ability to extend the lease on identical terms and control the property for up to 20 years.

●	Roth’s Sea & Steak LLC and NHC LLC each lease the property where Roth’s, Brohan’s, and NHC operate from SHC, a majority-owned subsidiary of which Venu has full voting control. Each lease is structured as an NNN lease with aggregate annual rents under both leases equal to $2.0 million. Under each lease, base rent will increase by 10% every five years throughout the initial 20-year lease term. The tenant will have four, five-year renewal options to extend the lease on identical terms.

●	Venu leases its principal executive office in Colorado Springs, Colorado from a third party pursuant to a lease that was assumed from the prior tenant and expires on November 29, 2029. Annual rent payments are $230,698, increasing by 1.3% annually.

●	BBST GA LLC and BBP GA LLC each lease the property where BBST GA and BBP GA operate from GA HIA, a controlled subsidiary. In each case, the initial term of the lease is ten years with four, five-year renewal options, which will give Venu the ability to extend the lease under identical terms and control the property for up to 30 years. For the first five years of the initial term of the lease, BBST GA LLC and BBP GA LLC must pay GA HIA an annual base rent of $641,410 and $191,590, respectively.

●	Pursuant to a ground lease, The Sunset Amphitheater LLC leases the property on which Ford Amphitheater is operated from Notes CS I MT, LLC a wholly owned subsidiary of Venu (and the “master tenant” for that property). The ground lease is for a 25-year term and provides for annual base rent of $3,222,000 (subject to escalation) which is paid monthly. The ground lease is a triple net lease. The Sunset Amphitheater LLC is also a party to an operations lease with respect to this same property. That operations lease and a corresponding operations sublease is generally described above under the subheading “Venu’s Subsidiaries and Properties.”

●	Pursuant to a ground lease, Notes Live Real Estate, LLC leases the parking lot on which the Ford Amphitheater is operated from a third-party. The ground lease is structured as an NNN lease with an option to re-purchase the parking lot within the first three years at a fixed price and annual base rent equal to $1,050,00. Base rent will increase by 2.5% every year throughout the 20-year lease term.

Public-Private Partnerships

For a description of the public-private partnerships that we have entered into in connection with the development of venues on our properties, see “Business – Venu’s Subsidiaries and Properties – Public-Private Partnership Obligations” in Item 1 above.

Item 3. Legal Proceedings

From time to time, Venu may become a party to various disputes, legal proceedings, or governmental inquiries in the ordinary course of its business.

On August 20, 2025, the Company and two of its subsidiaries received a subpoena duces tecum from the Oklahoma Division of Securities, compelling the production of documents related to any securities offerings in the State of Oklahoma. The ODS has not asserted any securities violations by the Company or its subsidiaries, and the Company is fully cooperating with the ODS.

On January 21, 2026, certain of the Company’s subsidiaries were named as defendants in a lawsuit filed in the El Paso County District Court of Colorado by plaintiffs seeking the abatement and permanent injunction of alleged unlawful noise pollution at Ford Amphitheater based on allegations that the venue emits unlawful noise pollution in violation of state law. The Company believes that the Ford Amphitheater’s operations have complied with applicable laws, and the defendant subsidiaries intend to vigorously defend against all claims. The Company considers this lawsuit to be in the nature of ordinary routine litigation incidental to its business.

Although the Company does not consider either of the above matters to be material legal proceedings, these matters and any other claims or legal proceedings could adversely impact the Company’s business, reputation, operating results, and financial condition because of defense and settlement costs, diversion of resources, and other factors. Results of actual and potential litigation are inherently uncertain, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NYSE American LLC under the symbol “VENU.”

Holders of Record

There were approximately 467 record holders of our Common Stock at March 18, 2026. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Although we do not anticipate paying dividends to the holders of our Common Stock in the foreseeable future, the satisfaction of dividend preferences of outstanding shares of our Preferred Stock reduces the amount of funds that would be available for the payment of dividends on shares of our Common Stock. Currently, we have an aggregate of 1,008 shares of Series B Preferred Stock outstanding, which we issued to an investor in June 2025 and January 2026. The holder of our outstanding shares of Series B Preferred Stock is entitled to receive cumulative, non-compounding dividends or distributions at an annual rate of 4% of the stated value of $15,000 per share of Series B Preferred Stock, subject to certain adjustments (the “Series B Dividends”). The Series B Dividends accrue without interest during two semi-annual dividend periods, accumulate, whether or not earned or declared, on each issued and outstanding share of Series B Preferred Stock from and including the original date of issuance of such share, and are payable semi-annually in arrears. The terms of the Series B Dividends are set forth in the Certificate of Designation, Preferences, and Rights of Series B 4% Convertible Preferred Stock.

Issuer Repurchases of Equity Securities

On October 27, 2025, the Company, through its wholly owned subsidiary NLRE, entered into a real estate purchase and sale agreement with a related party to convey the land owned by PPP in Colorado Springs, Colorado, used for Ford Amphitheater parking, for a purchase price of $14,000,000. As payment of the purchase price, the Company received $7,600,000 in cash and 476,190 shares of its Common Stock that the buyer (or an affiliate of the buyer) held, valued at $6,400,000 based on the average NYSE American LLC closing sale price of the Common Stock over the seven trading days preceding November 5, 2025, the closing date of the sale. The 476,190 shares of Common Stock were retired into treasury.

Unregistered Sales of Equity Securities

Except as set forth below, no securities were sold during or subsequent to the fiscal year ended December 31, 2025 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were not previously disclosed in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q filed by the Company with the SEC.

On February 3, 2026, the Company issued a promissory note in the principal amount of $7,758,975.38, which has a maturity date of February 1, 2026. Interest accrues on the note at a rate of 4.5% per annum on the outstanding principal balance, provided that interest for the initial six-month period is fixed at $29,096.16 per month and payable on August 1, 2026, and interest thereafter accrues at such rate and is payable on the maturity date. The Company, at its option, has the right, at any time and from time to time, to repay all or any portion of the note in shares of Common Stock rather than cash. The number of shares of Common Stock to be delivered in satisfaction of the Company’s payment obligations under the note would be determined by a quotient with the numerator equal to the amount of principal and interest of the note being satisfied on the applicable payment date and the denominator equal to the average closing sale price of the Company’s Common Stock on the NYSE American LLC over the ten trading days preceding the applicable payment date and with any fractional shares resulting from such calculation to be rounded up to the nearest whole share.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Venu’s financial condition and results of operations together with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2025 and 2024, together with the related notes thereto. Some of the information contained in this discussion and analysis or set forth in the notes to our financial statements, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please see the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Forward-looking statements may be identified by words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Future operating results, however, are impossible to predict, and no guarantee or warranty is to be inferred from those forward-looking statements.

MD&A Overview

This section presents management’s perspective on the financial condition and results of operations of Venu Holding Corporation. Unless otherwise noted, for purposes of this section, the terms “we,” “us,” “our,” “Company,” and “Venu” refer to Venu Holding Corporation and its consolidated subsidiaries. The following discussion and analysis (this “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Annual Report and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2025 and 2024, together with the related notes thereto. Results for any period or year should not be construed as an inference of what our results would be for any full fiscal year or future period. This MD&A is also intended to provide you with information that will facilitate your understanding of our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this MD&A describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report and “Risk Factors” in our Annual Report. Our MD&A is organized as follows:

●	Business Overview — Discussion of our business plan and strategy in order to provide context for the remainder of this MD&A.

●	Consolidated Results of Operations — Analysis of our financial results comparing the years ended December 31, 2025 to December 31, 2024.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

●	Significant Accounting Policies and Use of Estimates — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview

Business

Venu is a Colorado-based hospitality and entertainment corporation that develops, builds, owns, and operates luxury, live-entertainment venue campuses, which consist of music halls, multi-seasonal amphitheaters, restaurants, and bars. As a growing entertainment and hospitality company, we continue to expand our portfolio of indoor and outdoor music venues and entertainment campuses where music, dining, and luxury converge in strategically selected markets.

Key Milestones and Recent Developments

Our operations to date have enabled us to achieve growth and various milestones including:

●	March 2017: Venu was founded as Bourbon Brothers Restaurants, LLC, which converted into Notes Live, Inc. in April 2022 and changed its name to Venu Holding Corporation in September 2024.

●	April 2017: Venu opened Bourbon Brothers Smokehouse & Tavern, in Colorado Springs, Colorado.

●	March 2019: Venu opened its first live-entertainment, indoor music hall in Colorado Springs, Colorado, now known as “Phil Long Music Hall at Bourbon Brothers.”

●	June 2023: Venu entered into an operating agreement with AEG Presents with respect to the operation of Ford Amphitheater, which Venu opened in August 2024.

●	June 2023: Venu opened its second Bourbon Brothers venue and its second BBST restaurant in Gainesville, Georgia.

●	October 2023: Venu entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma, pursuant to which the parties are forming a public-private partnership and intend to open The Sunset BA, a 12,500-capacity amphitheater.

●	April 2024: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation and the McKinney Community Development Corporation, entered into a Chapter 380, Grant, and Development Agreement, pursuant to which Venu will develop The Sunset McKinney. The Chapter 380, Grant, and Development Agreement was amended in October and December 2024.

●	June and July 2024: Venu and the City of El Paso, Texas formed a public-private partnership by entering into a Purchase and Sale Agreement in June 2024 and a Chapter 380 Economic Development Program Agreement in July 2024. Pursuant to the agreements, Venu is acquiring approximately 17 acres of land from the City of El Paso where it will construct and manage The Sunset El Paso, a 12,500-person amphitheater.

●	August 2024: Venu opened its first amphitheater, Ford Amphitheater, in Colorado Springs, Colorado, and began hosting live concerts and events at the venue.

●	September 2024: Venu legally changed its name from Notes Live, Inc. to Venu Holding Corporation.

●	November 2024: Venu closed on the initial public offering of its Common Stock, generating net proceeds to the Company of approximately $12.3 million, and, in connection therewith, the Company’s Common Stock was listed on the NYSE American.

●	January 2025: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation, closed on its purchase of an approximately 46-acre tract of land where it is developing The Sunset McKinney.

●	February 2025: Venu launched a multi-season venue configuration model, enabling potential year-round operations across upcoming and future amphitheaters in McKinney, TX; El Paso, TX; Webster, TX; and Broken Arrow, OK, which are intended to expand potential new revenue and margin opportunities.

●	June 2025: Venu awarded Aramark Sports + Entertainment the contracts for food & beverage concessions, artist and branded venue retail, and facilities management, including custodial and grounds maintenance, cleaning, and engineering services. The multi-venue agreement, will be implemented across three of the Company’s flagship amphitheaters: The Sunset BA in Broken Arrow, Oklahoma; The Sunset McKinney, powered by EIGHT Beer in McKinney, Texas; and Ford Amphitheater in Colorado Springs, Colorado, where Aramark and Venu will expand upon their existing relationship.

●	June 2025: Venu broke ground on The Sunset McKinney in McKinney, Texas.

●	November 2025: Venu, through its wholly owned subsidiary NLRE, closed on a sale-leaseback transaction on November 5, 2025 with a related party to convey the land owned by PPP that is used for parking at Ford Amphitheater and concurrently lease the property back for a 20-year term under a triple-net lease structure with an option to re-purchase the property within the first three years of the closing date of the sale.

●	November 2025: Venu opened its first fine-dining restaurant and bar and lounge, Roth’s Sea & Steak and Brohan’s, on November 8, 2025, in Colorado Springs, Colorado.

●	November 2025: Venu broke ground on The Sunset El Paso in El Paso, Texas.

●	December 2025: Venu entered into an Operator Agreement with Live Nation Worldwide, Inc. on December 10, 2025 in connection with The Sunset McKinney being developed in McKinney, Texas.

●	January 2026: Venu awarded Aramark Sports + Entertainment the contracts for certain food, beverage, catering, concession, retail, custodial, grounds, and facility maintenance services to be provided at two additional Sunset Amphitheater locations to be constructed in El Paso, Texas and the greater Houston, Texas area.

●	February 2026: Venu closed on the purchase of land on which BBST and BBP venues will be constructed in Centennial, Colorado.

Venue Ownership

Venu primarily generates revenue through restaurant operations, event rentals, and hosting concerts and events. Our business involves developing, owning, and operating the following types of venues and entertainment spaces:

Music Halls — Music halls are indoor, intimate music and event venues that can accommodate up to approximately 1,400 guests. This venue category includes our Bourbon Brothers Presents venues, which are designed to host approximately 1,400 concertgoers at general admission concerts featuring national-touring artists or to seat between 500 and 700 guests at more intimate events such as concerts featuring tribute bands or dueling pianos, corporate functions, or weddings. Our BBP music halls can be transitioned from one configuration to the next. This operational flexibility is intended to maximize our event-rental opportunities by expanding the types of events we can host while minimizing the time it takes to stage one event to the next, allowing us, for example, to host a concert one night and a wedding the following afternoon.

Amphitheaters — Amphitheaters are venues that accommodate between 8,000 and 20,000 concertgoers. Amphitheaters are designed with special acoustics, premium seat packages, and luxurious suites intended to amplify guests’ music and entertainment experiences. Our first amphitheater venue was the Ford Amphitheater in Colorado Springs, Colorado, which is an open-air, 8,000-person venue. In addition to lawn and stadium-style seating that allows us to offer tickets at an array of price points, Ford Amphitheater has Luxe FireSuites that deliver premium hospitality and a more luxurious, personalized concert experience. Ford Amphitheater, which opened in August 2024, is designed with 92 VIP Luxe FireSuites , accommodating a total of 736 VIP guests. Ford Amphitheater primarily hosts concerts from April through October each year. The amphitheaters planned for development in Oklahoma and Texas will also have Luxe FireSuites and will host multi-seasonal events.

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

Fine Dining, Hospitality, and Entertainment Campuses — In June 2025, Venu opened Roth’s Sea & Steak, a fine-dining restaurant in a mixed-use development adjacent to Ford Amphitheater, for exterior concert seating. In November 2025, Venu opened the restaurant operations of Roth’s Sea & Steak. Framing either side of Roth’s will be two configurable hospitality spaces to be used for hosting corporate events, weddings, trade shows, conventions, and other events. Above Roth’s and in between the Notes Hospitality Collection spaces is a “top-shelf” bar and lounge called Brohan’s, which opened in November 2025 and offers unobstructed views of the surrounding area that Venu intends to monetize during marquee shows at Ford Amphitheater.

The following table summarizes the types of venues we are operating or otherwise in development and / or planning to develop, describing each by venue type, location, expected opening date, and current status.

Venue Type	Location	Current Status*
Music Halls
BBP CO	Colorado Springs, CO	Opened in March 2019
BBP GA	Gainesville, GA	Opened in June 2023
BBP Centennial	Centennial, CO	Expected to open early to mid-2027**

Multi-Seasonal Amphitheaters
Ford Amphitheater	Colorado Springs, CO	Opened in August 2024
The Sunset BA	Broken Arrow, OK	Expected to open in Fall 2026
The Sunset McKinney	McKinney, TX	Expected to open in Q1 2027
The Sunset El Paso	El Paso, TX	Expected to open in Fall 2027
The Sunset Houston	Greater Houston area, TX	Expected to open in Fall 2027 or early 2028***
Restaurants
BBST CO	Colorado Springs, CO	Opened in April 2017
BBST GA	Gainesville, GA	Opened in June 2023
BBST Centennial	Centennial, CO	Expected to open early to mid-2027**

Fine Dining & Hospitality Collection
Notes Hospitality Collection	Colorado Springs, CO	Opened in June 2025
Roth’s Sea Steak	Colorado Springs, CO	Opened in November 2025

Bars
Brohan’s	Colorado Springs, CO	Opened in November 2025

*	Projected opening dates are based on Venu’s best estimates but are subject to change.

**	Venu is under contract to purchase and refurbish a music hall in the Denver metropolitan area.

***	Venu has entered into a term sheet with the City of Webster and the Webster Economic Development Corporation with respect to the development of amphitheater in the City of Webster. The parties are negotiating a development agreement.

Business Segment

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker assesses our operations and manages the business in one segment. The net operating loss for December 31, 2025 and 2024, was $46.1 million and $27.4 million, respectively.

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

Event Operations. The Event Operations portion of our business involves the promotion of live music and events in our owned or operated venues, the operation and management of our venues, the creation of content from concerts and events hosted in our venues, and the provision of management and other services to artists. In 2023, we promoted and held 231 live music and other events at our two music halls, BBP CO, operating in Colorado Springs, Colorado, and BBP GA, which opened in June 2023 and operates in Gainesville, Georgia. In 2024, we promoted and held 101 events at BBP CO, 138 events at BBP GA, and 201 events at “Notes Eatery,” Venu’s newest live music and restaurant concept, which originally opened as “Notes” bar before expanding to the full restaurant, Notes Eatery, in May 2024. In 2025, we promoted and held 98 events at BBP CO, 129 events at BBP GA, and 16 events at Notes Eatery prior to its closure on July 18, 2025.

Our Event Operations business generated $4,912,513 or 27% of our total revenue during 2025, and $5,346,120 or 30%, of our total revenue during 2024. The 8% decrease of $433,607 in revenue generated from 2024 to 2025 was primarily attributable to weaker venue rentals at BBP CO in 2025.

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

Restaurant Operations. Revenues generated through restaurant operations included F&B sales at our BBST restaurants, Roth’s Sea & Steak, and Notes bar (known as Notes Eatery). F&B sales include all revenues recognized with respect to stand-alone F&B sales, along with F&B sales at BBP CO and BBP GA. Our Restaurant Operations business generated $9,773,696, or 55%, of our total revenue during 2025 with Roth’s Sea & Steak opening November of 2025. In 2024, our Restaurant Operations business generated $10,828,972, or 61% of our total revenue. The 10% decrease of $1,055,276 in revenue generated from Restaurant Operations from 2024 to 2025 was primarily due to the closure of the Notes Eatery restaurant in Colorado in July 2025 and softer overall F&B sales at BBST CO.

Amphitheater Operations. The Amphitheater Operations began generating revenue in the third quarter of 2024 with the opening of Ford Amphitheater. Through a subsidiary, we have entered into an agreement with AEG Presents-Rocky Mountains, LLC, a subsidiary of the Anschutz Entertainment Group and a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. At the Ford Amphitheater, we generate net profits that are split with AEG Presents through: (i) ticket sales, fees, and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, and other operating costs within our net amphitheater revenue recognition from AEG Presents. For future amphitheater locations we expect to open, we anticipate entering into contractual arrangements with third-party operators having terms similar to those in our agreement with AEG Presents. Our Amphitheater Operations generated net profits over a full season of 28 shows of $3,210,837 or 18% of our total revenue during 2025. In 2024, our Amphitheater Operations generated net profits over a partial season of 20 shows of $1,659,291, or 9% of our total revenue during 2024. The 94% increase of $1,551,546 in revenue generated from Amphitheater Operations is primarily due to Ford Amphitheater being open for a full concert season from April to October in 2025 compared to only being open from August to October in 2024, and increased sponsorships received. The Company anticipates this amphitheater revenue to continue to grow in 2026 as the Ford Amphitheater is expected to grow its number of shows and average ticket price per show sold per show year over year.

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

Initial Public Offering

In November 2024, we completed our initial public offering (the “Offering”) of 1,200,000 shares Common Stock at a public offering price of $10.00 per share, generating gross proceeds of $12,000,000. We also granted the underwriters a 45-day option to purchase up to 180,000 additional shares of Common Stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering, which the underwriters exercised on November 29, 2024. We received net proceeds of approximately $12.3 million from the Offering, after deducting underwriting discounts and commissions and other offering expenses.

Registered Equity Offerings

On August 26, 2025, we completed a public offering of 2,500,000 shares of the Common Stock, at a price to the public of $12.00 per share, generating gross proceeds of $30,000,000. We also granted the underwriters a 45-day option to purchase up to 375,000 additional shares of Common Stock, representing 15% of the shares of Common Stock sold in the offering, on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering. The underwriters exercised this option in full on August 27, 2026 to purchase 375,000 additional shares of Common Stock. We received net proceeds of approximately $32.0 million, after deducting the underwriting discounts and commissions and other offering expenses.

On March 8, 2026, we completed a public offering of 14,340,000 shares of Common Stock, and pre-funded warrants to purchase up to 4,410,000 shares of Common Stock (“Pre-Funded Warrants”), in lieu of shares of Common Stock, in each case together with accompanying warrants to purchase up to 18,750,000 shares of Common Stock (“Common Warrants”). The aggregate public offering price for each share of Common Stock, together with one Common Warrant, is $4.00. The aggregate public offering price for each Pre-Funded Warrant, together with one Common Warrant, is $3.999. The closing of the offering took place on March 10, 2026. We also granted the underwriters a 45-day option to purchase up to an additional 2,812,500 shares of Common Stock and/or 2,812,500 Pre-Funded Warrants and/or 2,812,500 Common Warrants to cover any over-allotments in connection with the offering. On March 9, 2026, the underwriters partially exercised the over-allotment option to purchase 2,812,500 Common Warrants at a purchase price of $0.0093 per Common Warrant. We received net proceeds of approximately $69.8 million, after deducting the underwriting discounts and commissions and other offering expenses.

Overview of Year-to-Year Financial Comparison

For the years ended December 31, 2025 and 2024:

●	We generated total revenue of $17,897,046 and $17,834,383, respectively, representing year-over-year growth of $62,663 or approximately 0.3%;

●	We had a net loss of $50,781,223 and $32,948,973, respectively, representing a year-over-year increase in net loss of $17,832,249 or approximately 54%;

●	Our net cash provided by operating activities was $7,649,200 and $3,757,717, respectively, representing year-over-year increase in cash provided by operating activities of $3,891,483 or approximately 104%;

●	Our net cash used in investing activities was $(133,432,522) and $(72,409,565), respectively, representing year-over-year increase in cash used in investing activities of $61,022,957 or approximately 84%; and

●	Our net cash provided by financing activities was $129,120,226 and $86,420,198, respectively, representing year-over-year increase in cash provided by financing activities of $42,700,028 or approximately 49%.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Our results of operations have varied significantly from year to year and may vary significantly in the future. The following table sets forth our results of operations for the years ended December 31, 2025 and 2024, respectively.

Ford Amphitheater in Colorado Springs opened August 9, 2024. A fine-dining restaurant, Roth’s Sea & Steak, and a rooftop bar, Brohan’s, opened for restaurant and bar operations in November 2025, and premier event rental space and suites known as Notes Hospitality Collection surrounding that development opened in June 2025. Roth’s opened for exterior concert seating in June 2025, which, along with seating from Notes Hospitality Collection, opened an additional 1,200 seats for viewing concerts at Ford Amphitheater. Even though this amphitheater had a shortened 2024 season, it positively impacted Venu’s financial performance in 2024.

	For the years ended
	December 31,
	2025	2024	$ Change	% Change
Revenues
Restaurant including food and beverage revenue, net	$9,773,696	$10,828,972	$(1,055,276)	-10%
Event center ticket and fees revenue, net	6,045,286	4,648,478	1,396,808	30%
Rental and sponsorship revenue, net	2,078,064	2,356,933	(278,869)	-12%
Total revenues, net	$17,897,046	$17,834,383	$62,663	0%
Operating costs
Food and beverage	2,379,204	2,409,133	(29,929)	-1%
Event center	3,575,159	2,554,606	1,020,553	40%
Labor	4,658,088	4,383,505	274,583	6%
Rent	1,838,238	1,361,787	476,451	35%
General and administrative	36,954,414	18,832,115	18,122,299	96%
Equity compensation	15,345,687	12,015,133	3,330,554	28%
Depreciation and amortization	6,177,692	3,656,229	2,521,463	69%
Total operating costs	$70,928,482	$45,212,508	$25,715,974	57%

Gain on sale of property ($6,608,315 gain from related party transaction)	6,896,983	-	6,896,983	100%

Loss from operations	$(46,134,453)	$(27,378,125)	$(18,756,328)	69%

Other income (expense), net
Interest expense, net	(4,582,602)	(3,201,230)	(1,381,372)	43%
Other expense	(199,168)	(2,500,006)	2,300,838	-92%
Other income	135,000	130,387	4,613	4%
Total other income (expense), net	(4,646,770)	(5,570,849)	924,079	-17%

Net loss	$(50,781,223)	$(32,948,974)	$(17,832,249)	54%

Net loss attributable to non-controlling interests	(6,687,501)	(2,609,219)	(4,078,282)	156%
Net loss attributable to Venu	(44,093,722)	(30,339,755)	(13,753,967)	45%
Preferred stock dividend	223,875	-	223,875	100%
Net loss attributable to common stockholders	$(44,317,597)	$(30,339,755)	$(13,977,842)	46%

Revenue

Total revenues increased $62,663 during the year ended December 31, 2025, as compared to the prior year. As components of our single reportable business segment, revenues generated from our “Event center ticket and fees” component increased $1,396,808 during the year ended December 31, 2025, as compared to the prior year.

With respect to the increase in revenue generated during 2025 compared to 2024, the increase was primarily attributable to the opening of Ford Amphitheater for a full concert season and holding 28 events from April to October in 2025 compared to only being open for a partial concert season and holding 20 events from August to October in 2024. This was the primary factor that contributed to the increase in our event center ticket and fee revenue during the 2025 period, as well as the increase in our sponsorship revenue through our sponsorship agreement for that venue. The opening of Notes Hospitality Collection in June 2025, which offers 1,200 additions to seating to view concerts and shows at Ford Amphitheater, also contributed to the increase in event center ticket and fee revenue during 2025, as well as the increase in our sponsorship revenue as we started recognizing the long-term licensing liability associated with prepaid club memberships for fire pit suites.

Operating Expenses

Food and Beverage Costs. Our F&B costs decreased $29,929 during the year ended December 31, 2025, as compared to the prior year. This was primarily driven by a decrease in sales volumes.

Event Center Costs. The costs attributed to our event centers increased $1,020,553 during the year ended December 31, 2025, as compared to the prior year. This was primarily due to increase in talent costs of operating our BBP venues in Gainesville, Georgia and Colorado Springs, Colorado, increase in security and parking costs for opening of Ford Amphitheater for a full concert season.

Labor Costs. Our labor costs increased $274,583 during the year ended December 31, 2025, as compared to the prior year, primarily due to increases in headcount and minimum wages.

Rent Costs. Our rent costs increased $476,451 during the year ended December 31, 2025, as compared to the prior year, primarily due to increases in annual base rents, property taxes, and insurance expenses over several locations and an additional corporate leased space in McKinney, Texas and leased parking lot in Colorado Springs, Colorado.

General and administrative. Our general and administrative expenses increased $18,122,299 during the year ended December 31, 2025 as compared to the prior year, representing approximately 70% of our increases in expenses during 2025 compared to 2024, due to the Company’s expansion efforts into additional municipalities, pre-opening expenses for SHC, Roth’s Sea and Steak and Brohan’s, and increased sales of interests in our fire suites with increased associated costs. These expansion plans require increased travel, business development, staff recruitment and development of such staff, along with compensation, legal, auditing, tax, marketing, other professional services, and general working capital expenses. The Company anticipates these costs to continue to increase period over period as the Company expands its teams into new markets, continues construction of its entertainment campuses and anticipates growth of its balance sheet over the next several years.

Equity compensation. Our equity compensation increased $3,330,554 during the year ended December 31, 2025 as compared to the prior year due to various equity awards granted during the period to employees, consultants and service providers, and 2.5 million options granted in January 2025 to the Chairman & CEO of Venu and a related party regarding their personal guaranty of the McKinney purchase of land.

Depreciation and Amortization Costs. Our depreciation and amortization costs increased $2,521,463 during the year ended December 31, 2025 as compared to the prior year. Management primarily attributes our increase in depreciation and amortization costs during 2025 compared to 2024 to a significant increase in assets purchased in 2025 that did not receive depreciation in prior periods.

Gain on sale of property

The gain on sale of property related to a real estate purchase and sale agreement with a related party to convey the land owned used for parking by Sunset Operations, which yielded an approximate $6,600,000 net gain, and sale of land owned by 13141 BP of approximately $289,000.

Interest Expense, net

Our interest expense, net increased $1,381,372 during the year ended December 31, 2025 as compared to the prior year. The increase was primarily attributable to the issuance of convertible promissory notes in the first two quarters of 2025, additional borrowings on long-term debt and obligations owed to our triple net lease interest holders and related lease agreements in the second and third quarters of 2025, which increased interest expense and amortization of debt discount fees in 2025.

Other Expense

Other expense decreased $2,300,838 during the year ended December 31, 2025 as compared to the prior year. The decrease was primarily due to expenses that occurred in 2024 that were not present in 2025 that related to a financing expense the Company recognized on a convertible promissory note issued in January 2024 (being the note issued to KWO described in this Annual Report).

Other Income

Other income was consistent during the year ended December 31, 2025 as compared to the prior year. Roth Industries, LLC (“Roth Industries”), a related party, pays Venu licensing fees pursuant to a license granted by Venu to Roth Industries to use the trademark, tradename, and likeness of the Bourbon Brothers brand, which Venu exclusively owns, on packaged and prepared food products sold in retail grocery stores and other retail outlets where food products are sold. The licensing fee paid by Roth Industries to Venu is in the form of a royalty equal to $2,500 per week which did not change from 2024 to 2025.

JW Roth, Venu’s Chairman, CEO, and founder and a principal shareholder of Venu, is also the founder and Chairman of Roth Industries and holds an approximate 16.4% membership interest in Roth Industries. Mitchell Roth, a director of Venu, is also the CEO and President of Roth Industries and holds an approximate 14.7% membership interest in Roth Industries. Additionally, Steve Cominsky, a director of Venu, is also a member of Roth Industries. Ms. Atkinson and Mr. Cominsky each own less than a 1% membership interest in Roth Industries.

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

We had an accumulated deficit of $91,454,930 and $47,361,208 as of December 31, 2025 and 2024, respectively, and generated cash flows provided by operations of $7,649,200 and $3,757,717 during the years ended December 31, 2025 and 2024, respectively. The Company believes the majority of net loss in the 2025 period was largely due to our efforts to continue to implement our business plan, grow our staff, raise capital, plan venues in new markets, such as Oklahoma and Texas, along with the issuance of equity-based compensation for non-cash financing purposes.

In addition, the Company grew its property and equipment, net, to $305,947,277 as of December 31, 2025 compared to $137,215,936 as of December 31, 2024, which represents a year-over-year increase of $168,731,341 or 123%.

The Company believes that cash on hand, the improved profitability over the next twelve months from the operating entities in Colorado Springs, Colorado and Gainesville, Georgia, along with full season of operations of Ford Amphitheater in 2026 will allow the Company to continue its business operations. The opening of Roth’s Sea & Steak in November 2025, with potential additional equity and debt financing over the next twelve months, including the issuance of shares of our Series B Preferred Stock and Common Stock will allow the Company to continue its business operations. However, there is no guarantee that the Company will be able to implement these plans as laid out above.

On January 17, 2024, the Company entered into a convertible promissory note (the “Note”) with KWO, LLC (“KWO”), which accrues interest at 8.75% per annum, for draws to occur from March 2024 to May 2024. At any time during the period commencing June 1, 2024 and continuing until the date on which the Note is paid in full, KWO could convert the outstanding obligations under the Note into shares of the Company’s Common Stock of equivalent value, and the shares would be deemed to have a fixed value of $10 per share. On June 3, 2025, KWO delivered a notice of its election to convert all amounts owed to KWO under the Note into shares of Common Stock. A total of 1,007,292 shares of Common Stock were delivered to KWO in full satisfaction of amounts owed to KWO under the Note. KWO released its security interest in the Company’s real property assets that served as collateral for the loan.

On April 30, 2024, the Company executed a term sheet with the City of El Paso, Texas, and then later in June 2024 and July 2024 entered into a Chapter 380 Economic Development Program Agreement (the “Chapter 380 Agreement”), a Purchase and Sale Agreement, and related transaction documents (collectively, the “Definitive El Paso Agreements”). On May 13, 2025, the Company (through a wholly owned subsidiary) acquired an approximately 20-acre tract of land where it will develop The Sunset Amphitheater in El Paso, Texas pursuant to the Definitive El Paso Agreements. Under the Definitive El Paso Agreements, the City of El Paso provided various incentives to the Company related to the development of The Sunset El Paso including contributing cash towards Venu’s development costs by issuing an eight-year, no-interest, forgivable loan to Venu (the “El Paso Loan”) in the principal amount of $8,000,000 funded by the Texas Economic Development Fund. If the Company completes construction of The Sunset El Paso within 36 months from the date Venu receives all government authorizations required to develop and construct the amphitheater (such process, “Entitlement”) and hosts a minimum of 25 events per year at The Sunset El Paso in years 3-5 of the rebate period, the El Paso Loan will be forgiven.

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into Credit Agreement with Pueblo Bank & Trust, as lender (the “Lender”) for a draw down term loan (the “Construction Loan”). The Construction Loan accrues interest at 8.50% and has a term of seventy months, maturing on March 27, 2031 (the “Maturity Date”). Beginning on the closing date, and continuing until no later than May 27, 2026 (the “Draw Period”), assuming that there has not been an “Event of Default” (as defined in the Credit Agreement) and that the Company has complied with all requirements under the documents and agreements governing the Construction Loan, the Company may from time-to-time request advances under the Construction Loan not to exceed an aggregate amount of $6.0 million. Obligations under the Construction Loan are secured under, and by, a deed of trust, various assets of the Company pledged pursuant to a security agreement, together with an assignment of leases and rents, and personal guaranties extended by certain Company affiliates. The balances at December 31, 2025 and 2024 were $5,937,119 and $0, respectively. This mortgage is collateralized by the SHC land and buildings. This mortgage is personally guaranteed by JW Roth, the Company’s Chairman and CEO.

During the year ended December 31, 2025, the Company issued a series of convertible promissory notes having the same terms:

●	The Company issued a $6,000,000 principal amount convertible promissory note on February 28, 2025, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of the Company’s Common Stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s Common Stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lender also issued a warrant that is exercisable to acquire 300,000 shares of Common Stock at an exercise price of $12.50 per share.
●	On April 4, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of the Company’s Common Stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s Common Stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Common Stock at an exercise price of $12.50 per share.
●	On May 6, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of the Company’s Common Stock at the conversion price. The conversion price is 100% of the average daily closing sale price of the Company’s Common Stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Common Stock at an exercise price of $12.50 per share.

On June 22, 2025, the Company issued 1,542,367 shares of Common Stock in full satisfaction of $15,000,000 principal and $423,667 accrued interest, representing a conversion price of $10 per share of Common Stock, due under certain convertible promissory notes.

On July 22, 2025, the Company issued 103,667 shares of Common Stock upon conversion of a secured promissory note to satisfy 50% of the outstanding obligations owed thereunder. As of December 31, 2025, a total of $2,000,000 in principal amount of these convertible promissory notes remained outstanding.

On February 3, 2026, the Company entered into an Assignment of Purchase and Sale Agreement with Hall at Centennial LLC, a subsidiary of the Company (“Hall at Centennial”), and Old Mill, LLC (“Old Mill”), which is partially owned by a Board member of the Company. Following such assignment, on February 3, 2026, Hall at Centennial closed on the purchase of land in Centennial, Colorado (the “Centennial Property”) from Old Mill pursuant to the Purchase and Sale Agreement. The purchase price of approximately $12,612,000 for the Centennial Property was paid through a combination of cash and a promissory note in the principal amount of approximately $7,758,000, bearing interest at 4.5% per annum, made by the Company in favor of Old Mill. In connection with the closing of the acquisition, Hall at Centennial also entered into a bridge loan (the “Loan”) evidenced by a promissory note in the principal amount of $4,350,000, which bears interest at 7.75% per annum and matures in early May 2026. The proceeds of the Loan were used to satisfy the cash closing delivery obligation for the acquisition of the Centennial Property (as well as to pay off Old Mill’s existing loan secured by the Centennial Property and certain outstanding taxes). The Loan is secured by a Deed of Trust on the Centennial Property that grants the lender a first-priority lien. The Loan is also guaranteed by the Company and personally guaranteed by JW Roth, the Company’s Chairman and CEO. On March 11, 2026, the principal amount of the bridge loan in the amount of $4,350,000, including accrued but unpaid interest, was fully repaid.

Cash Flows

The following information reflects cash flows for the years presented:

	Years Ended December 31,
	2025	2024
Cash and cash equivalents at beginning of year	$37,969,454	$20,201,104
Net cash provided by operating activities	7,649,200	3,757,717
Net cash used in investing activities	(133,432,522)	(72,409,565)
Net cash provided by financing activities	129,120,226	86,420,198
Cash and cash equivalents at end of year	$41,306,358	$37,969,454

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $7,649,200 and $3,757,717 during the years ended December 31, 2025 and 2024, respectively. The increase of $3,891,483 in cash provided during 2025 compared to 2024 was primarily attributable to the increases in equity based compensation, accounts payable, accrued expenses, and deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities was $133,432,522 and $72,409,565 during the years ended December 31, 2025 and 2024, respectively. The increase of $61,022,957 in cash used during 2025 compared to 2024 was primarily attributable to the increase in the purchase of property and equipment and investment in EIGHT Brewing, which were offset by proceeds from the sale of 13141 BP and the PPP lot and improvements.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $129,120,226 and $86,420,198 during the years ended December 31, 2025 and 2024, respectively. The increase of $42,700,028 in cash provided during 2025 compared to 2024 was primarily attributable to the receipt of convertible promissory notes, proceeds from sale of Luxe FireSuites, issuance of contingently redeemable convertible cumulative Series B Preferred Stock and sale of subsidiary equity, which were offset by decreases in proceeds from municipality promissory note and issuance of shares of Common Stock in the IPO issued.

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

We consider the following accounting policies to be critical because of their complexity and the high degree of judgment involved in maintaining them.

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

We record amounts collected prior to the event as deferred revenue until the event occurs. We record amounts collected from our sponsorship agreements, which do not relate to a single event, as deferred revenue and recognize those amounts over the term of the agreements as the sponsorship benefits are provided to our sponsors. As of December 31, 2025 and 2024, our deferred revenue totaled $1,542,564 and $1,528,159, respectively.

The Company contracted with AEG Presents, a subsidiary of AEG and a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. We generate net profits that are split with AEG Presents through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within our net amphitheater revenue recognition from AEG Presents.

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

The Company owns 526,166 class B non-voting units or 1.2% of Roth Industries, of which JW Roth, the founder and Chairman, is Venu’s Chairman and Chief Executive Officer. Our officers and directors are also minority equity owners of Roth Industries. We currently account for our investment in Roth Industries using ASC 325, Investments — Other, under the cost method.

The Company invested in Culinova, Inc. (formerly known as Innovate CPG, Inc.) for a total 526,166 shares (and paid a total purchase price of $5,261.66) in May 2025. As an equity holder of Roth Industries, the Company was afforded the right to acquire shares of Culinova, Inc. Venu’s Chairman and Chief Executive Officer is a director of Culinova, Inc. and Mitchell Roth, a director of Venu, is Culinova’s Chairman and CEO. Additionally, Heather Atkinson, an officer and director of Venu, is also a shareholder of Culinova, Inc. and serves as a director. Furthermore, Mr. Cominsky, a director of Venu, is a shareholder in Culinova, Inc. Ms. Atkinson and Mr. Cominsky each own less than a 1% interest in Culinova, Inc. We currently account for our investment in Culinova, Inc. using ASC 325, Investments — Other, under the cost method.

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

Warrants and Stock Options

During the year ended December 31, 2025, we granted a total of 4,824,250 warrants and stock options, consisting of (i) an aggregate of 2,500,000 options granted to JW Roth and Kevin O’Neil in exchange for their agreement to serve as personal guarantors of the promissory note issued by the Company at the closing of the Company’s purchase of real property in McKinney, Texas; (ii) 900,000 warrants issued to investors as part of the convertible promissory note offering; (iii) 608,750 warrants and options issued for contributed services; and (iv) 815,500 stock options to employees and directors. As of December 31, 2025, there was a total of 7,456,264 warrants exercisable with an aggregate intrinsic value of $12,303,982. For the total of 9,752,617 warrants and options outstanding as of December 31, 2025, the aggregate intrinsic value was $14,329,214.

As of December 31, 2025, there was $6,508,123 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants and options included as a charge to operating expenses in the Consolidated Statements of Operations was $15,345,687 for the year ended December 31, 2025. The cost is to be recognized over a weighted-average period of 4.22 years.

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

During the year ended December 31, 2025, the Company bought 5,100,000 membership units of SHC. This purchase transaction did not result in a change in control of SHC.

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2025:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Sunset Hous	Hall at Cen	Sunset MC	Total
ASSETS
Cash	53,337	362	163,403	280,933	508,141	797,593	2,611,759	2,222,234	538,035	6,343	169,547	1,683,056	756,160	-	9,790,903
Property and equipment, net	132,311	46,992,411	9,466,022	10,270,541	42,941,425	64,726,088	92,234,432	1,629,290	-	-	-	-	132,744	-	268,524,071
Other assets	1,062,258	10,000	606,150	404,845	964,476	2,738,369	13,976,710	4,932,073	2,704,413	14,476	6,500,000	7,042,004	508,550	-	41,465,517
Total assets	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	-	319,780,491
LIABILITIES
Accounts payable	45,277	3,435	95,163	4,788	629,355	28,838,639	24,235,272	593,165	14,999	3,652	15,000	39,077	37,113	-	54,554,935
Accrued expenses and other	281,692	760,786	507,459	356,843	515,920	6,988,928	15,824,951	531,312	30,000	761	1,979	121,119	104,304	-	26,026,054
Other long-term liabilities	978,063	-	2,879,468	3,901,428	5,937,119	675,000	26,701,800	-	-	-	-	25,000	-	-	41,097,878
Total Liabilities	1,305,032	764,221	3,482,090	4,263,059	7,082,394	36,502,567	66,762,023	1,124,477	44,999	4,413	16,979	185,196	141,417	-	121,678,867
Stockholders’ Equity & NCI	(57,126)	46,238,552	6,753,485	6,693,260	37,331,648	31,759,483	42,060,878	7,659,120	3,197,449	16,406	6,652,568	8,539,864	1,256,037	-	198,101,624
Total liabilities and equity	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	-	319,780,491

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2024:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset El	Venu VIP	Notes DST	Sunset TN	Sunset MC	Total
ASSETS
Cash	260,107	31,663	100,475	212,512	5,723,088	767,752	11,808,891	101,469	2,342	205,922	-	1,414,974	20,629,195
Property and equipment, net	40,583	47,620,003	10,277,794	10,631,874	12,172,841	22,745,062	1,980,140	202,483	-	-	-	36,724	105,707,504
Other assets	1,191,762	98,108	723,801	186,356	349,945	-	10,086,179	-	11,187	11,000	-	-	12,658,338
Total assets	1,492,452	47,749,774	11,102,070	11,030,742	18,245,874	23,512,814	23,875,210	303,952	13,529	216,922	-	1,451,698	138,995,037
LIABILITIES
Accounts payable	59,419	95,655	34,516	413	2,669,239	13,507,259	430,518	76,039	14,829	139,779	-	-	17,027,666
Accrued expenses and other	365,638	167,047	191,565	14,452	92,112	2,535,164	124,322	-	-	-	-	-	3,490,300
Other long-term liabilities	1,054,770	11,963,333	3,305,253	4,190,509	-	550,000	879,424	-	-	-	-	-	21,943,289
Total Liabilities	1,479,827	12,226,035	3,531,334	4,205,374	2,761,351	16,592,423	1,434,264	76,039	14,829	139,779	-	-	42,461,255
Stockholders’ Equity & NCI	12,625	35,523,739	7,570,736	6,825,368	15,484,523	6,920,391	22,440,946	227,913	(1,300)	77,143	-	1,451,698	96,533,782
Total liabilities and equity	1,492,452	47,749,774	11,102,070	11,030,742	18,245,874	23,512,814	23,875,210	303,952	13,529	216,922	-	1,451,698	138,995,037

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as a part of our ongoing business. Accordingly, we did not have any off-balance sheet arrangements during any of the periods presented.

Going Concern

Our consolidated financial statements for the years ended December 31, 2025 and 2024 were prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities, and commitments in the normal course of business. Our consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. As of the issuance of our consolidated financial statements, we have concluded that there is not substantial doubt about our ability to continue as a going concern for the next twelve months. Any doubt regarding our ability to continue as a going concern was alleviated by our plan to add additional venue locations and to continue our business operations. The Company believes that cash on hand, anticipated improved profitability in 2026 from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, the full season of operations of Ford Amphitheater in 2026, including Roth’s Sea & Steak and Brohan’s, the anticipated opening of The Sunset BA in fall 2026, and additional capital raising and debt financing, including the issuance of Series B Preferred Shares in January 2026 and a public offering completed in March 2026, will altogether allow the Company to continue its business operations for at least 12 months from the date of this Annual Report. Nonetheless, the Company’s continued implementation of its business plan to add additional locations is dependent on its future engagement in strategic locations, real estate transactions, capital raising, and debt financing. There is no guarantee that the Company will be able to execute on these plans as laid out above. If the Company is unable to enter into strategic transactions, the Company may be required to delay its business plan implementation for future expansion, which would have a material adverse impact on the Company’s growth plan.

Stockholders’ Equity

The Company had two membership classes of membership units while it was a limited liability company: Class A Voting and Class B Non-Voting Units. Upon the Company’s conversion on April 6, 2022 from a limited liability company to a C corporation, the Company’s Class A Voting Units became its Class A Common Stock, and the Class B Non-Voting Units became its Class B Non-Voting Common Stock.

On October 25, 2022, Venu amended its Articles of Incorporation to increase the number of shares of its capital stock authorized for issuance, change the voting rights of its Class A Common Stock, and add Class C Common Stock as a class of stock.

On August 7, 2023, Venu allowed its shareholders to exchange their shares of Class A Common Stock into shares of Class C Common Stock on a 1-for-25 basis and to convert their shares of Class B Non-Voting Common Stock into shares of Class C Common Stock on a 1-for-1 basis. The Company has 76,245 shares of treasury stock that it acquired through the acquisition of HIA.

In November 2023, Venu amended its Articles of Incorporation to increase the number of shares of its capital stock authorized for issuance and to effect a 5-for-1 forward stock split of the issued and outstanding shares of its Class C Common Stock. On that same date, Venu also began a private placement offering of its shares of Class C Common Stock for $10.00 per share, which later became an offering of Common Stock following Venu’s one-for-one conversion of Class C Common Stock into Common Stock in September 2024. In connection with that offering, Venu issued 3,507,591 shares of Common Stock, including 3,300,341 shares during the year ended December 31, 2024. Venu also issued 700,000 shares of Class C Common Stock as payment for services to an outside consultant.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, Venu’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Venu’s “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, and concluded that the disclosure controls and procedures were not effective due to material weaknesses in Venu’s internal control over financial reporting. Venu had limited accounting and finance personnel, which impacted its ability to properly segregate duties relating to Venu’s internal controls over financial reporting. In addition, Venu’s financial close process was not sufficient. While Venu has processes to identify and appropriately apply applicable accounting requirements, Venu plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. The elements of Venu’s remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with enhanced accounting systems and financial close processes.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, under the supervision of our Audit Committee. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the registrant’s internal controls.

Our management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria from the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), pursuant to which an issuer’s internal control over financial reporting is evaluated based on the five core components of control environment, risk assessment, control activities, information and communication, and monitoring activities. Based on this evaluation, management has identified the material weakness in internal control over financial reporting as of December 31, 2025 described below.

The Company did not maintain an effective control environment because it had an insufficient number of accounting and finance personnel and resources with experience to create the proper environment for effective internal control over financial reporting in this period.  These deficiencies resulted in the conclusion that the Company was unable to maintain the control environment and monitoring activities components of the COSO framework, which impaired the Company’s ability to implement and maintain an appropriate organizational structure necessary to support an effective control environment and to ensure the sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning in a timely manner.

While there were no material misstatements in 2025, the material weakness could result in misstatements in the Company’s consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has concluded that the control deficiency constitutes a material weakness.

The Company had limited accounting and finance personnel during portions of 2025, which impacted its ability to properly segregate duties relating to the Company’s internal controls over financial reporting. In addition, the Company’s financial close process was not sufficient. While the Company has processes to identify and appropriately apply applicable accounting requirements, the Company plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. During 2025, the Company strengthened its accounting and finance team by adding personnel, implemented enhanced systems, and continued to refine and evaluate the effectiveness of its internal control over financial reporting. However, there can be no assurance that these efforts will successfully remediate the identified material weaknesses. The Company will continue to assess the need for additional resources, especially in the finance and accounting areas, as the Company’s business continues to grow and expand.

The primary element of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness.

Attestation Report of the Registered Public Accounting Firm

As a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over financial reporting during the year ended December 31, 2025, covered by this Annual Report that could materially affect, or are reasonably likely to materially affect, our financial reporting. Management has identified a material weakness in internal controls as described above. Management intends to strengthen its segregation of duties within the accounting and finance department and consult with third-party professionals regarding complex accounting applications and to improve our financial reporting processes.

Item 9B. Other Information

During the year ended December 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company’s executive officers and directors, as of March 31, 2026 are listed below.

Executive Officers and Board of Directors

Name	Age	Position	Director Since
Executive Officers
JW Roth	62	Chairman and Chief Executive Officer	April 2021
William Hodgson	50	President	November 2024
Heather Atkinson	48	Chief Financial Officer and Director	April 2021
Victor Sutter	45	Chief Operating Officer	January 2026
Non-Employee Directors
Steve Cominsky	56	Director	April 2021
Matt Craddock	55	Director	March 2023
David Lavigne	64	Director	December 2023
Mitchell Roth	36	Director	April 2021
Thomas Finke	63	Director	May 2025

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

Heather Atkinson has been the Chief Financial Officer, Secretary, and Treasurer of Venu since its inception in March 2017. She began serving as a director of Venu in April 2021. In addition to Mrs. Atkinson’s role with Venu, she serves as the Treasurer to Hospitality Income & Asset, LLC and 13141 BP, LLC, which own real property and lease that property to certain of subsidiaries of Venu’s. Prior to joining Venu, Mrs. Atkinson served as the Controller, Secretary, and Treasurer of Accredited Members Acquisition Corporation (previously quoted under the symbol ACCM on the OTCBB) and its predecessor, Accredited Members Holding Corporation. Mrs. Atkinson has over 25 years of accounting, finance, and financial reporting experience in both public and private companies including consolidations, shareholder relations, SEC reporting, internal and external financial statement reporting, budgeting, cash forecasting, mergers and acquisitions, and restructuring and international accounting while working closely with outside audit and legal firms. She is a licensed CPA and holds a Bachelor of Science degree in Accounting from Evangel University.

Victor Sutter was appointed as the Chief Operating Officer on January 12, 2026. He has served as the Company’s Executive Vice President of Operations since April 2025, and in that role has overseen key aspects of construction, operations, and strategic partnerships across existing and future Company amphitheaters, music halls, and restaurant concepts. His responsibilities have included premium guest experiences, food and beverage strategy, concert operations, operational efficiency, and cost control across the portfolio. Prior to joining the Company, Mr. Sutter spent over eleven years at Live Nation Entertainment, Inc. in various leadership roles primarily focusing on food and beverage operations and premium experiences for the House of Blues, including serving as the Head of House of Blues and Brooklyn Bowl (October 2024 through April 2025) where he oversaw operational aspects of those brands on a national basis, Head of Blues F&B and VIP (June 2021 through September 2024) where he oversaw food and beverage operations in House of Blues nationwide, and Vice President VIP Sales and Special Projects (October 2019 through June 2021) where he oversaw premium products. Mr. Sutter holds a Bachelor of Science from Florida International University.

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

Thomas Finke has served as director of Venu since May 2025. Mr. Finke has over 35 years of experience in financial services. In December 2008, he was appointed Chairman and CEO of Babson Capital, a wholly owned subsidiary of The Massachusetts Mutual Life Insurance Company (“MassMutual”.) In 2016, Mr. Finke led the merger of Babson Capital with three other subsidiaries of MassMutual forming Barings, LLC. Under his leadership Barings grew its assets under management from approximately $271 billion to over $350 billion in four years. Mr. Finke retired from Barings in November 2020. Mr. Finke currently serves as a non-executive director for Invesco Ltd. (NYSE: IVZ). A global investment management company managing approximately $1.85 trillion in assets as of December 31, 2024. Mr. Finke is also active in nonprofit leadership, serving on boards including Davidson College, Duke University’s Fuqua School of Business, and the National Math and Science Initiative. Mr. Finke holds a BS from the University of Virginia and an MBA from Duke University.

Family Relationships

JW Roth and Mitchell Roth are father and son. Except for such relationship between JW Roth and Mitchell Roth, there are no other family relationships among any of the Company’s directors or officers.

Board of Directors Composition

Our business and affairs are managed under the direction of our Board.

Current Board of Directors

Our Articles of Incorporation and Bylaws provide for the business and affairs of the Company to be managed by our Board and authorize the Board to fix from time to time the number of directors serving on the Board, provided that the Board must have at least one director. Our Board currently consists of seven directors, being JW Roth, Heather Atkinson, Steve Cominsky, Matt Craddock, David Lavigne, Mitchell Roth and Thomas Finke.

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

Compensation Committee

Compensation of the Company’s Chief Executive Officer and other executive officers is determined, or recommended to the Board for determination, by a Compensation Committee comprised of independent directors or, in the event such a committee is at any time not constituted, by a majority of the independent directors on the Company’s Board of Directors. As of the date of this Annual Report, our Compensation Committee consists of Dave Lavigne. Our Board has determined that each member of our Compensation Committee is independent in accordance with the rules of the NYSE American and the Company’s independence guidelines. Our Compensation Committee carries out the responsibilities delegated by the Board relating to the review and determination of executive compensation.

Nominating and Corporate Governance Committee

As of the date of this Annual Report, our Nominating and Corporate Governance Committee consists of Dave Lavigne and Steve Cominsky. Our Board has determined that each member of our Nominating and Corporate Governance Committee is independent in accordance with the rules of the NYSE American. Our Nominating and Corporate Governance Committee functions to carry out the responsibilities delegated by the Board relating to the Company’s director-nominations process and the development and maintenance of the Company’s corporate-governance policies.

Procedures for Nominating Directors to the Board

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board. For a description of such procedures, see the section of our Annual Report entitled “Description of Capital Stock – Anti-Takeover Effects of Provisions of Our Governance Documents – Advance Notice Requirements.” Our Bylaws establish advance notice requirements that shareholders must meet to make any nominations for election to our Board or to submit other business to be acted upon at shareholder meetings. To be timely for purposes of an annual meeting of shareholders, a shareholder’s notice must be received by the Company’s secretary at the Company’s principal executive offices (i) not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the anniversary date of the immediately preceding annual meeting of shareholders (if such meeting is to be held on a day which is not more than 30 days in advance of the anniversary of the previous year’s annual meeting or not later than 70 days after the anniversary of the previous year’s annual meeting), or (ii) with respect to any other annual meeting of shareholders, including in the event that no annual meeting was held in the previous year, not earlier than the close of business on the 120th day prior to the annual meeting and not later than the close of business on the later of: (1) the 90th day prior to the annual meeting and (2) the tenth day following the date on which the Company first publicly announces the meeting date. To be timely for purposes of a special meeting of shareholders, a shareholder’s notice must be received not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the special meeting or the tenth day following the Company’s public announcement of the meeting date. Our Bylaws also specify certain requirements as to the form and content of shareholder meetings. These provisions may preclude our shareholders from bringing matters or making nominations for directors at our shareholder meetings.

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

During 2025, Mr. Kevin O’Neil, a holder of more than 10% of the Company’s Common Stock, failed to timely file his Initial Statement of Beneficial Ownership on Form 3. To be timely, Mr. O’Neil’s Form 3 was due on June 10, 2025, but it was filed on August 25, 2025, and amended on November 7, 2025.

Additionally, Mr. Thomas Finke, a director of the Company, failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 with respect to a transaction that occurred on December 30, 2025. To be timely, Mr. Finke’s Form 4 was due on January 2, 2026, but it was filed on January 5, 2026.

To the best of the Company’s knowledge, based on the scope of inquiry set forth in Item 405(b) of Regulation S-K, none of the other Insiders of the Company failed to file on a timely basis any Section 16(a) reports.

Item 11. Executive Compensation

Venu is currently considered an “emerging growth company,” within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, Venu is required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation. Further, Venu’s reporting obligations extend only to its “named executive officers” (our “NEOs”), meaning its principal executive officer and its next two most highly compensated executive officers in respect of their service to Venu at the end of the last completed fiscal year. Accordingly, our NEOs are:

●	JW Roth, our Founder, Chief Executive Officer, and Chairman;

●	Heather Atkinson, our Chief Financial Officer; and

●	William Hodgson, our President.

Summary Compensation Table

The following table sets out the compensation for our NEOs for the years ended December 31, 2025 and 2024:

		Salary	Bonus	Option and Warrant Awards (1)	All Other Compensation (2)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
JW Roth	2025	$500,000	$119,953	$4,893,266	$90,319	$5,603,538
Chief Executive Officer and Chairman	2024	$450,000	$14,036	$368,460	$48,569	$881,064
Heather Atkinson	2025	$400,000	$92,597	$576,055	$44,952	$1,113,605
Chief Financial Officer, Secretary and Treasurer	2024	$290,000	$13,218	$295,262	$16,181	$614,661
Will Hodgson (3)	2025	$500,000	$60,854	$732,202	$48,177	$1,341,233
President	2024	$88,067	$106,642	$122,034	$2,017	$318,760

(1)	Amounts do not reflect compensation actually received by the officer. Values in this this table tie to compensatory warrants or options that are exercisable at the option of the holder. The grant fair value number for the “options” is computed in accordance with FASB ASC Topic 718. The fair value assumptions used for purposes of the valuation is cited in “Note 12 – Warrants and Stock Options” to the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024.

(2)	Each executive officer receives a car allowance from Venu, with Mr. Roth receiving $30,044 in 2025 and $30,044 in 2024; Ms. Atkinson receiving $13,775 in 2025 and $13,775 in 2024; and Mr. Hodgson receiving $0 in 2025 and $0 in 2024. Other benefits included in the “All Other Compensation” column include medical insurance benefits paid by the Company on behalf of these employees. In addition, for Mr. Roth and Ms. Atkinson, the “All Other Compensation” columns include $5,000 in 2025 and $7,500 in 2024, which each of them received in their capacities as members of the Board of Directors, and fees payable for the attendance of board meetings in person.

(3)	On October 4, 2024, the Company appointed Mr. William Hodgson as its President and Chief Operating Officer, with Mr. Hodgson beginning in that role on October 21, 2024. Accordingly, for the 2024 fiscal year the compensation reported for Mr. Hodgson reflects what he received for the partial year.

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

Mr. Roth’s base salary as of December 31, 2025 was $500,000, having increased from $450,000 as of October 1, 2024. Subsequent to December 31, 2025, Mr. Roth’s base salary was increased to $850,000.

Ms. Atkinson’s base salary as of December 31, 2025 was $400,000, having increased from $290,000 as of December 31, 2024.

Mr. Hodgson’s base salary as of December 31, 2025 and 2024 was $500,000.

Annual Bonus/Non-Equity Incentive Compensation

To date, Venu has not awarded its NEOs annual incentive compensation based on the satisfaction of individual and corporate performance objectives established by the Board of Directors. However, executive officers are eligible to receive discretionary cash bonuses as determined by the Board of Directors based on the financial performance of the Company and each officer’s contributions to the Company as a whole. The Board of Directors awarded each of Venu’s NEOs a discretionary cash bonus in 2025 and 2024.

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

Equity-based awards were given in the form of warrant compensation during the past two years. These warrants are based on the dollar equivalent of a cash bonus in the warrants’ full value and were approved by the Board of Directors.

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

Pension Benefits

Venu’s NEOs did not participate in, or earn any benefits under, any pension or retirement plan sponsored by the Company during the years ended December 31, 2025 and 2024.

Nonqualified Deferred Compensation

Venu’s NEOs did not participate in, or earn any benefits under, any non-qualified deferred compensation plan sponsored by the Company during the years ended December 31, 2025 and 2024.

Outstanding Equity Awards as of December 31, 2025

The following table presents information regarding outstanding equity awards held by our NEOs as of December 31, 2025.

	Outstanding Equity Awards at Fiscal Year End
	Stock Awards
	Grant Date	Expiration Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)		Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)
JW Roth
Compensatory Warrants	10/11/2022	10/11/2027	250,000	(2)	—	—	$3.00
Compensatory Warrants	4/19/2022	4/19/2029	375,000	(3)	125,000	—	$2.00
Compensatory Warrants	4/5/2021	9/30/2027	66,665	(4)	—	—	$0.12
Compensatory Warrants	1/17/2024	1/16/2027	500,000	(5)	—	—	$10.00
Compensatory Warrants	2/28/2024	2/28/2031	333,334	(6)	166,666	—	$10.00
Compensatory Options	1/14/2025	1/14/2030	—		1,250,000	—	$10.00

Heather Atkinson
Compensatory Warrants	10/11/2022	10/11/2027	150,000	(7)	—	—	$3.00
Compensatory Warrants	4/11/2022	4/11/2029	93,750	(8)	31,250	—	$2.00
Compensatory Warrants	4/5/2021	4/5/2027	16,665	(9)	—	—	$0.60
Compensatory Warrants	5/27/2020	5/27/2027	33,335	(10)	—	—	$1.20
Compensatory Warrants	2/28/2024	2/28/2031	133,334	(11)	66,666	—	$10.00
Compensatory Warrants	10/1/2024	10/1/2031	61,389	(12)	30,694	—	$10.00

Will Hodgson
Compensatory Warrants	11/1/2024	11/1/2031	125,000	(13)	375,000	—	$10.00

(1)	Numbers in this table tie to compensatory warrants that are exercisable at the option of the holder. The grant fair value number for the “options” is to be computed in accordance with FASB ASC Topic 718. The fair value assumptions used for purposes of the valuation is cited in “Note 12 – Warrants and Stock Options” to the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024.

(2)	This warrant is exercisable in full and is scheduled to expire on October 11, 2027.

(3)	This warrant vests ratably over a four-year term, with one-fourth of the warrant vesting on each annual anniversary from the date of issuance. This warrant is scheduled to expire on April 11, 2029.

(4)	This warrant vests ratably over a four-year term, with the first vesting date having occurred on the first annual anniversary of its issuance date. This warrant was scheduled to expire on April 5, 2026. The warrant agreement was amended to extend the expiration date to September 30, 2027.

(5)	This warrant is exercisable in full and is scheduled to expire on January 16, 2027.

(6)	This warrant vests ratably over a four-year term, with the first vesting date having occurred on the date of issuance. The warrant is scheduled to expire on February 28, 2031.

(7)	This warrant is exercisable in full and is scheduled to expire on October 11, 2027.

(8)	This warrant vests ratably over a four-year term, with one-fourth of the warrant vesting on each annual anniversary from the date of issuance. This warrant is scheduled to expire on April 11, 2029.

(9)	This warrant vests ratably over a four-year term, with the first vesting date having occurred on the first annual anniversary of its issuance date. This warrant was scheduled to expire on April 5, 2026. The warrant agreement was amended to extend the expiration date to April 5, 2027.

(10)	This warrant is exercisable in full and was scheduled to expire on May 27, 2025. The warrant agreement was amended to extend the expiration date to May 27, 2027.

(11)	This warrant vests ratably over a four-year term, with the first vesting date having occurred on the date of issuance. The warrant is scheduled to expire on February 28, 2031.

(12)	This warrant vests ratably over a two-year term, with the first vesting date having occurred on the date of issuance. The warrant is scheduled to expire on October 1, 2031.

(13)	This warrant vests over a four-year period, with 50,000 shares underlying the warrant vesting on April 30, 2025, 75,000 vesting on November 1, 2025, and 125,000 vesting on each of November 1, 2026, 2027, and 2028. The warrant is scheduled to expire on November 1, 2031.

Employment Arrangements

The following discussion contains a summary of the terms of the employment agreements currently in effect for JW Roth. Neither Ms. Atkinson nor Mr. Hodgson are parties to an employment agreement that provides a contractual right to severance payments upon a termination or change of control; instead, each is employed at will.

The Company entered into an employment agreement with Mr. Roth on June 6, 2023, which sets forth the terms and conditions of his employment (the “Roth Agreement”). Pursuant to the Roth Agreement, Mr. Roth serves as our Chief Executive Officer and is entitled to an annual base salary, with such base salary to be increased annually by no less than 2.5%. The Roth Agreement is for a term through November 6, 2028 and automatically renews for successive one-year terms thereafter unless not renewed by either Venu or Mr. Roth upon not less than six months’ advance written notice to the other party.

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

Director Compensation

Venu has provided cash compensation for attendance at Board meetings held in person and equity-based compensation to its directors. The following table sets forth information regarding the compensation our non-employee directors earned for service on our Board during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option or Warrant Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Mitchell Roth	$2,500	$—	$112,419	$90,000	$204,919
Steve Cominsky	$5,000	$—	$57,388	$—	$62,388
Matthew R. Craddock	$5,000	$—	$56,880	$—	$61,880
Chad Hennings(5)	$—	$—	$7,955	$—	$7,955
Dave Lavigne	$5,000	$—	$56,880	$—	$61,880
Thomas Finke(5)	$2,500	$—	$194,118	$—	$196,618

(1)	During 2025, Venu paid each director a fee of $2,500 for each meeting of the board of directors that a director attended in-person and on-site.

(2)	Amounts do not reflect compensation actually received by the director. Values in this this table tie to compensatory warrants that are exercisable at the option of the holder. The grant fair value number for the “options” is computed in accordance with FASB ASC Topic 718. The fair value assumptions used for purposes of the valuation is cited in “Note 12 – Warrants and Stock Options” to the Company’s consolidated financial statements for the years ended December 31, 2025 and 2024.

(3)	The following reflects the aggregate number of option awards outstanding at December 31, 2025 for each non-employee director: (i) Mitchell Roth – 383,332 warrants; (ii) Steve Cominsky – 25,000 warrants; (iii) Matthew R. Craddock – 20,000 warrants; (iv) Chad Hennings – 70,000 warrants; (v) Dave Lavigne – 20,000 warrants; and (vi) Thomas Finke – 250,000 options.

(4)

These amounts represent compensation received by certain directors for services rendered other than with respect to their services on the board of directors. Mr. Mitchell Roth provides other investor relations duties and is compensated by Venu at $90,000 annually for these services.

(5)	Mr. Hennings resigned from the Board on January 27, 2025 and Mr. Finke was appointed on May 5, 2025.

Narrative Disclosure to Director Compensation Table

Venu pays each director a fee of $2,500 for each meeting of the board of directors that a director attends in-person and on-site. Otherwise, Venu does not have a formal compensation program for its directors.

Upon Mr. Finke’s appointment to the Board in May 2025, he was granted a stock option. From time to time, Venu previously awarded its directors compensatory warrants as a means to attempt to further align the interests of its directors with the Company and its shareholders. To date, these compensatory warrants have not been awarded on a set schedule or defined interval. Typically, a warrant has been granted on an annual basis (in each case subject to vesting conditions). In 2024, Venu granted each director a warrant exercisable to purchase 20,000 shares of Common Stock at an exercise price of $10.00 per share in consideration for serving on the Board. Each director’s warrant vests ratably over a two-year period beginning on February 28, 2025.

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

In the year ended December 31, 2025, no options (or other equity awards) were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Formal Equity Incentive Plans

The following table sets forth information as of December 31, 2025, with respect to the compensatory warrants previously granted by the Company and the Company’s Amended and Restated 2023 Omnibus Incentive Compensation Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,461,000	$10.03	4,447,778
Equity compensation plans not approved by security holders (2)	6,104,867	$7.46	—
Total	10,565,867	$—	4,447,778

(1)	In October 2023, Venu’s Board adopted, and then its shareholders approved, the 2023 Omnibus Incentive Compensation Plan. In August 2024, the Board adopted and the Venu shareholders approved the Amended and Restated 2023 Omnibus Incentive Compensation Plan (the “A&R Plan”). The purpose of the A&R Plan is to advance the interests of our shareholders by enabling us to attract and retain the types of individuals who will contribute to our long-range success, provide incentives that align the interests of such individuals with those of our shareholders, and promote the success of our business. The A&R Plan is designed to provide us with flexibility to select from among various equity-based and performance compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing performance-based compensation.

The A&R Plan permits awards of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. Awards and grants under the A&R Plan are referred to as “Awards.” Those eligible for Awards under the A&R Plan are referred to as “Participants.”

(2)	Represents compensatory warrants granted to employees and service providers prior to the Company’s common stock being listed on the NYSE American and prior to the of the adoption of the A&R Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding beneficial ownership of shares of Venu’s Common Stock as of March 15, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a security holder has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity in the table below, all shares subject to options and warrants were deemed outstanding if such securities are currently exercisable or would vest based on service-based vesting conditions within 60 days of March 15, 2026. These shares were not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

The beneficial ownership of each class or series of our voting capital stock below is based on the Company having 60,042,328 shares of Common Stock issued and outstanding as of March 15, 2026. Each share of Common Stock entitles its holder to one vote per share held.

Venu also has 304,990 shares of Class B Non-Voting Common Stock outstanding. However, those shares do not entitle the holders to any voting rights, and, by their terms, are not convertible at the volition of the holder to shares of Common Stock. Moreover, no officer, director, or 5% or greater beneficial holder of Venu holds any shares of Class B Non-Voting Common Stock.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares beneficially owned by such person.

Unless otherwise noted, the address of all of the listed shareholders is 1755 Telstar Drive, Suite 501, Colorado Springs, Colorado 80920.

	Common Stock
Name and Address of Beneficial Owners and Management	Number of Shares	Percent of Class
Directors and NEOs:
JW Roth(1)	13,257,529	21.0%
William Hodgson(2)	125,000	*
Heather Atkinson(3)	699,292	1.2%
Mitchell Roth(4)	702,062	1.2%
Steve Cominsky(5)	92,882	*
Matthew Craddock(6)	95,285	*
David Lavigne(7)	192,328	*
Thomas Finke(8)	79,961	*
Victor Sutter(9)	461	*
Directors and NEOs as a group (9 persons)(10)	15,244,800	23.8%

>5% Shareholders
Kevin O’Neil(11)	5,590,467	9.0%
Citadel Advisors LLC and Affiliates(12)	3,955,196	6.4%

*	Less than 1%

(1)	Includes: (i) 9,253,644 shares held by Mr. JW Roth directly; (ii) 1,691,665 shares underlying warrants that are exercisable within 60 days of March 15, 2026; (iii) 1,250,000 shares underlying an option that is exercisable within 60 days of March 15, 2026; (iv) 999,720 shares held by the KMR Living Trust dated November 19, 2012, for which Mr. Roth is a trustee; and (v) 62,500 shares held by the JWR Living Trust dated November 19, 2012, for which Mr. Roth is a trustee. Mr. Roth may be deemed to have shared voting and investment power over the shares held by the trusts described herein. Of the shares beneficially owned by Mr. Roth, 950,000 shares are pledged as collateral.

(2)	Includes 125,000 shares underlying warrants that are exercisable within 60 days of March 15, 2026.

(3)	Includes: (i) 82,152 shares held directly by Ms. Atkinson; (ii) 555,140 shares underlying warrants that are exercisable within 60 days of March 15, 2026; and (iii) 62,000 shares held by The Kingdom Trust Co. Custodian FBO Heather Atkinson IRA, for which Ms. Atkinson is a trustee.

(4)	Includes: (i) 349,980 shares held directly by Mr. Mitchell Roth; and (ii) 352,082 shares underlying warrants that are exercisable within 60 days of March 15, 2026.

(5)	Includes: (i) 82,882 shares held directly by Mr. Cominsky; and (ii) 10,000 shares underlying warrants that are exercisable within 60 days of March 15, 2026.

(6)	Includes: (i) 75,285 shares held directly by Mr. Craddock; and (ii) 20,000 shares underlying warrants that are exercisable within 60 days of March 15, 2026.

(7)	Includes: (i) 165,814 shares held directly by Mr. Lavigne; (ii) 6,514 shares owned by Mr. Lavigne’s spouse, which Mr. Lavigne may be deemed to have shared voting and investment power over; and (iii) 20,000 shares underlying warrants that are exercisable within 60 days of March 15, 2026.

(8)	Includes: (i) 29,961 shares held directly by Mr. Finke; and (ii) 50,000 shares underlying warrants that are exercisable within 60 days of March 15, 2026.

(9)	Includes 461 shares held by the Sutter Family Trust, of which Mr. Sutter is a trustee and with respect to which Mr. Sutter may be deemed to have shared voting and investment power.

(10)	Includes 1,250,000 shares underlying an option and 2,823,887 shares underlying warrants held by our NEOs and directors that are exercisable within 60 days of March 15, 2026.

(11)	Includes: (i) 2,131,505 shares held directly by Mr. O’Neil; (ii) 1,563,962 shares owned by KWO, LLC, of which Mr. O’Neil is the sole member and managing member; and (iii) 1,895,000 shares underlying warrants that are exercisable within 60 days of March 15, 2026. The information reported for Mr. O’Neil is based on his Form 3 and Form 4 filings as well as a Schedule 13G/A filed jointly on October 14, 2025 by Mr. O’Neil and KWO, LLC. As reported in the Schedule 13G/A, Mr. O’Neil’s address is 422 E Vermijo Avenue, Colorado Springs, Colorado 80903.

(12)	Based on a Schedule 13G filed jointly on March 17, 2026 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP’), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”), and Kenneth Griffin (collectively with the foregoing parties in this footnote, the “Citadel Parties”) with respect to shares of Common Stock owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Each of Citadel Advisors, CAH, and CGP reported having shared voting and dispositive power over 3,803,743 shares of Common Stock. Citadel Securities reported having shared voting and dispositive power over 151,453 shares of Common Stock. Each of CALC4 and CSGP reported having shared voting and dispositive power over 151,453 shares of Common Stock. Mr. Griffin reported having shared voting and dispositive power over 3,955,196 shares of Common Stock. The percentage ownership for the Citadel Parties is based on the Company having 62,142,328 shares of Common Stock outstanding, which includes the 60,042,328 shares outstanding as of March 15, 2026, and 2,100,000 shares that are issuable upon the conversion of certain warrants held by affiliates of the Citadel Parties. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP and owns a controlling interest in CGP and CSGP. As reported in their Schedule 13G, the address of the Citadel Parties is 830 Brickell Plaza, Miami, Florida 33131.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related-Party Transactions

In addition to the compensation arrangements with directors and executive officers described under “Executive Compensation,” the following is a description of each transaction since January 1, 2024, and each currently proposed transaction in which:

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

Leases

Venu leases properties from a majority-owned subsidiary, Hospitality Income & Asset, LLC (“HIA”), which owns the land and buildings used by (and leased to) Bourbon Brothers Smokehouse and Tavern CS, LLC to operate Venu’s Colorado Springs Bourbon Brothers and Bourbon Brother Presents venues. JW Roth owns less than 1% of HIA’s total ownership. In regard to the BBST CO and BBP CO leases, JW Roth, the Chairman, CEO, and founder of Venu, is also the founder and manager of HIA. Ms. Atkinson, the CFO and Secretary and a director of Venu, is also the Treasurer of HIA. The amounts paid by BBST CO and BBP CO to HIA under the leases totaled $574,302 in 2025 and $574,303 in 2024.

13141 Notes, LLC (“13141 Notes”) is the restaurant operating entity that manages the Notes Eatery in Colorado Springs. 13141 Notes leases its property from 13141 BP, LLC (“13141 BP”) (which in June 2024 became a wholly owned subsidiary of Venu). JW Roth is the founder and manager of 13141 BP. The amounts paid by 13141 Notes to 13141 BP under the lease totaled $0 in 2025 through the closure of 13141 Notes on July 18, 2025 and $124,180 in 2024. In 2024, 13141 Notes paid rent to 13141 BP through June 30, 2024, totaling $124,180. Beginning on July 1, 2024, the lease was amended to provide for 13141 Notes to pay 13141 BP only common area maintenance amounts, which 13141 Notes paid to 13141 BP in 2025 for a total of $53,097 through the closure 13141 Notes on July 18, 2025 and 2024 for a total of $97,452.

On November 5, 2025, the Company, through its wholly owned subsidiary NLRE, closed on a sale-leaseback with a related-party buyer of a 5.5-acre property in Colorado Springs, Colorado, that serves as the primary parking structure for Ford Amphitheater (such land, together with improvements thereon, the “Property”). As a closing obligation of the sale, NLRE entered into a ground lease agreement, pursuant to which the related-party buyer, as landlord (the “Landlord”), agreed to lease the Property back to NLRE for a 20-year term under a NNN lease structure with an option for NLRE to re-purchase the Property within the first three years of the closing date of the sale at a fixed price, which would return the asset to the Company’s balance sheet. The Landlord is wholly owned by a significant shareholder of the Company. Annual base rent is initially $1,050,000 and escalates by 2.5% each year beginning on November 5, 2026.

Convertible and Long-Term Debt

The Company issued a $6,000,000 principal amount convertible promissory note on February 28, 2025 to a related party, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of the Company’s Common Stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s Common Stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lender was also issued a warrant that is exercisable to acquire 300,000 shares of Common Stock at an exercise price of $12.50 per share.

On April 4, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note to a related party, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of the Company’s Common Stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s Common Stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Common Stock at an exercise price of $12.50 per share.

On May 6, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 to a related party, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of the Company’s Common Stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s Common Stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Common Stock at an exercise price of $12.50 per share.

On June 22, 2025, the Company issued 1,542,367 shares of Common Stock to a related party in full satisfaction of $15,000,000 principal and $423,667 accrued interest, representing a conversion price of $10 per common share, due under certain convertible promissory notes.

On February 3, 2026, the Company entered into an Assignment of Purchase and Sale Agreement with Hall at Centennial LLC, a subsidiary of the Company (“Hall at Centennial”), and Old Mill, LLC (“Old Mill”), which is partially owned by a Board member of the Company. Following such assignment, on February 3, 2026, Hall at Centennial closed on the purchase of land in Centennial, Colorado (the “Centennial Property”) from Old Mill pursuant to the Purchase and Sale Agreement. The purchase price of approximately $12,612,000 for the Centennial Property was paid through a combination of cash and a promissory note in the principal amount of approximately $7,758,000, bearing interest at 4.5% per annum, made by the Company in favor of Old Mill. In connection with the closing of the acquisition, Hall at Centennial also entered into a bridge loan (the “Loan”) evidenced by a promissory note in the principal amount of $4,350,000, which bears interest at 7.75% per annum and matures in early May 2026. The proceeds of the Loan were used to satisfy the cash closing delivery obligation for the acquisition of the Centennial Property (as well as to pay off Old Mill’s existing loan secured by the Centennial Property and certain outstanding taxes). The Loan is secured by a Deed of Trust on the Centennial Property that grants the lender a first-priority lien. The Loan is also guaranteed by the Company and personally guaranteed by JW Roth, the Company’s Chairman and CEO. On March 11, 2026, the principal amount of the bridge loan in the amount of $4,350,000, including accrued but unpaid interest, was fully repaid.

Roth Industries

Venu owns 526,166 class B non-voting units or 1.2% of Roth Industries, LLC (“Roth Industries”). JW Roth is also the founder and Chairman of Roth Industries and holds an approximate 16.4% membership interest in Roth Industries. Mitchell Roth, a director of Venu, is also the CEO and President of Roth Industries and holds an approximate 14.7% membership interest in Roth Industries. Additionally, Steve Cominsky, a director of Venu, is also a member of Roth Industries. Ms. Atkinson and Mr. Cominsky each own less than a 1% membership interest in Roth Industries.

Roth Industries is the parent company to Roth Premium Foods, LLC (“Roth Premium”), which is the counterparty to the Bourbon Brothers licensing agreement. Under that licensing agreement, Venu, the exclusive owner and title holder of the Bourbon Brothers brand, granted a license to Roth Premium to use the brand for grocery products in exchange for Roth Premium’s payment of a royalty. Venu shares the advertising expenses for the Bourbon Brothers brand with Roth Industries. Venu recognized licensing fees from Roth Industries, totaling $130,000 and $130,000 during the years ended December 31, 2025 and 2024, respectively, for Roth’s licensing use of the Bourbon Brothers brand in grocery products since Venu holds the exclusive license to use the brand. Venu had $237,500 and $107,500 in receivables from Roth Industries as of December 31, 2025 and 2024, respectively.

On August 12, 2024, Venu redeemed 100,000 shares of Common Stock previously held by Roth Industries, LLC for an aggregate purchase price of $500,000.

Culinova, Inc.

Venu invested in Culinova, Inc. (formerly known as Innovate CPG, Inc.) for a total 526,166 shares (and paid a total purchase price of $5,261.66) in May 2025. As an equity holder of Roth Industries, Venu was afforded the right to acquire shares of Culinova, Inc. The Company’s CEO and Chairman is director of Culinova, Inc. and Mitchell Roth, is the Chairman and CEO of Culinova, Inc. Additionally, Heather Atkinson, an officer and director of Venu, is also a shareholder of Culinova, Inc. and serves as a director. Furthermore, Mr. Cominsky is a shareholder in Culinova, Inc. Ms. Atkinson and Mr. Cominsky each own less than a 1% membership interest in Culinova, Inc.

Interests in GA HIA, LLC and its Lease

JW Roth, the Chairman and CEO of the Company, is the manager of GA HIA. GA HIA is a real estate holding company that owns approximately 65% of the land and buildings on which the Company’s Bourbon Brothers Presents and Bourbon Brothers Smokehouse & Tavern venues in Georgia operate and is the landlord for those properties. GA HIA leases the property on which BBST GA operates the Bourbon Brothers Presents and Bourbon Brothers Smokehouse & Tavern venues in Georgia operate. For the first ten years of the lease, annual base rent payable by BBST GA and BBP GA to GA HIA is $641,410 and $191,590, respectively. Every five years of the term of the lease, the rent increases by 10%. The holders of the minority tenant-in-common interest for this property are Old Mill, LLC (30%) and a trust (5%). TIC owners are entitled to their pro rata portion of the net rent payments (after certain costs and expenses appurtenant to the ownership of the property are netted out, such as interest expenses and charges). Mr. Craddock, a director of Venu, is a manager and minority member of Old Mill, LLC and the trustee and beneficiary of the trust. Through these interests, together, Mr. Craddock has an indirect right to a portion of the net rents owed to GA HIA pursuant to the lease agreement between GA HIA and Bourbon Brothers Smokehouse and Tavern GA, LLC.

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

Hall at Centennial

In April 2025, the Company entered into a purchase and sale agreement to acquire certain real property in Centennial, Colorado. On February 3, 2026, the Company entered into an Assignment of Purchase and Sale Agreement with Hall at Centennial, LLC, a subsidiary of the Company (the “Subsidiary”), pursuant to which the Company assigned its right, title, and interest in the previously disclosed Purchase and Sale Agreement between the Company and Old Mill, LLC (“Old Mill”) to the Subsidiary. Following such assignment, on February 3, 2026, the Subsidiary closed on the purchase of land in Centennial, Colorado (the “Centennial Property”) from Old Mill pursuant to the Purchase and Sale Agreement. The purchase price of approximately $12,612,000 for the Centennial Property was paid through a combination of cash and a promissory note in the principal amount of approximately $7,758,000, bearing interest at 4.5% per annum, made by the Company in favor of Old Mill. A director of the Company, Matthew Craddock, is a manager and minority member of Old Mill. Mr. Craddock, directly and through his indirect interests, has an approximate 20% membership interest in Old Mill.

Guarantees

Venu and JW Roth guarantee Venu’s and its subsidiaries’ debt. In exchange for Mr. Roth personally guaranteeing $27,906,312 principal amount of Venu’s bank debt and promissory notes (the “Principal Balance”), Venu pays Mr. Roth through a combination of personal guarantee fees and warrant and option issuances. With respect to Venu’s loans and promissory notes, Venu pays Mr. Roth a personal guarantee fee of 1% of the Principal Balance value per year. In 2025 and 2024, these payments totaled $305,456 and $146,919, respectively.

Mr. Roth and a related-party guarantor (together, the “Guarantors”) are also personal guarantors of the $25,000,000 promissory note (the “McKinney Note”) that Venu delivered to MEDC as partial payment of the $35,000,000 purchase price payable to acquire a 46-acre tract from MEDC to construct The Sunset McKinney (the “McKinney Property”). On December 17, 2024, a subsidiary of Venu, Sunset at McKinney, LLC, entered into a Guarantee Fee Agreement with the Guarantors. In exchange for such personal guarantee of the McKinney Note, Venu agreed to pay the Guarantors a personal guarantee fee. On January 14, 2025, as consideration for Mr. Roth’s personal guarantee of the McKinney Note, Venu granted Mr. Roth a five-year option to purchase 1,250,000 shares of Common Stock at an exercise price of $10.00 per share, which was immediately exercisable.

At the closing of the McKinney Property, Venu also delivered to MEDC a cash payment of $10,000,000 to be held in a money market account (the “Deposit”), which will be returned to Venu upon a certificate of occupancy being issued and obtained for the McKinney Property. Interest earned on the Deposit is remitted by MEDC to Venu on a monthly basis (each, an “Interest Payment”). To compensate the Guarantors for the risks associated with personally guaranteeing the McKinney Note, upon Venu’s receipt of each Interest Payment from MEDC, Venu makes a corresponding payment to each of the Guarantors in an amount equal to half of each such Interest Payment.

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into Credit Agreement with Pueblo Bank & Trust, as lender for a draw down term loan (the “Construction Loan”). The Company may from time-to-time request advances under the Construction Loan not to exceed the aggregate amount of $6,000,000. This mortgage is personally guaranteed by Mr. Roth and, in exchange, Venu pays a guarantee fee of 1%.

Artist 280 purchased an aircraft to support the Company’s current and prospective corporate growth initiatives and development projects around the country. Effective September 26, 2025, Artist 280 borrowed $12,000,000 from PNC Bank, National Association. That loan is personally guaranteed by Mr. Roth up to $4,500,000 and, in exchange, Venu pays a guarantee fee of 1%.

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

Item 14. Principal Accountant Fees and Services

Audit, Audit-Related, Tax, and All Other Fees

Grassi & Co., CPAs, P.C. (“Grassi”) serves as the Company’s independent registered public accounting firm. Audit services rendered by Grassi for the fiscal year ended December 31, 2025, included the annual audit of the Company’s consolidated financial statements, which are included in reports to shareholders and the SEC, consultation on accounting and related matters, and services performed in connection with other regulatory filings.

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in its Annual Report on Form 10-K for the years ended December 31, 2025 and 2024, respectively, by Grassi.

	For the Years Ended December 31,
	2025	2024
Audit Fees(1)	$463,265	$462,375
Audit-Related Fees(2)	100,181	143,156
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total Fees	$563,446	$605,531

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of the Company’s consolidated financial statements and review of interim condensed consolidated financial statements included in the Company’s quarterly reports.
(2)	“Audit-Related Fees” consist of fees generally related to services rendered in connection with the Company’s public offerings and filings.
(3)	“Tax Fees” consist of fees related to tax compliance, tax preparation, and other tax services.
(4)	“All Other Fees” consist of fees for all other services other than those reported above.

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

The Audit Committee pre-approves all audit and permissible non-audit services performed by the Company’s independent registered public accounting firm in order to assure that the provision of such services and related fees does not impair the independent registered public accounting firm’s independence. The independent registered public accounting firm must provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the applicable calendar year and the proposed fees for such audit services. If agreed to by the Audit Committee, the engagement letter will be formally accepted by the Audit Committee as evidenced by the execution of the engagement letter by the Chair of the Audit Committee. The Audit Committee approves, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope, Company structure, or other matters. The Audit Committee may grant pre-approval for those permissible non-audit services that it believes are services that would not impair the independence of the independent registered public accounting firm. The Audit Committee may not grant approval for any services categorized as “Prohibited Non-Audit Services” by the SEC. Certain non-audit services have been pre-approved by the Audit Committee, and all other non-audit services must be separately approved by the Audit Committee.

All of Grassi’s services and fees in fiscal years 2025 and 2024 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The accompanying index to financial statements on page F-1 of this Annual Report is provided in response to this Item.

(a)(2) Financial Statement Schedules

Financial statement schedules are either not required, or the required information is included in the consolidated financial statements or notes thereto included in the Index beginning on page F-1 of this Annual Report.

(a)(3) Exhibits

The exhibits to this Annual Report are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation dated September 6, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on September 19, 2024)
3.1	Certificate of Designation, Preferences, and Rights of Series B 4% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2025)
3.3

Amendment to Certificate of Designation, Preferences, and Rights of Series B 4% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 9, 2026)

3.4	Bylaws of Notes Live, Inc. dated April 5, 2022 (incorporated herein by reference to Exhibit 3.8 to the Company’s Form S-1 filed on August 6, 2024)
4.1	Specimen Certificate representing shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)
4.2	Representative’s Warrant issued to ThinkEquity, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed on November 12, 2024 (File No. 333-281271).
4.3	Form of Representative’s Warrant issued to ThinkEquity LLC (incorporated herein by reference to Exhibit A to Exhibit 1.1 to the Company’s Form S-1 filed August 22, 2025)
4.4	Notes Live, Inc. Form of Compensatory Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 filed on November 12, 2024)
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 11, 2026)
4.6	Form of Pre-Funded Common Share Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 11, 2026)
4.7	Form of Representative’s Warrant issued to ThinkEquity LLC, dated March 10, 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 11, 2026)
10.1

Venu Holding Corporation Amended and Restated 2023 Omnibus Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2025)

10.2	Form of Incentive Stock Option Award Agreement under 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.57 to the Company’s Form 10-K for the year ended December 31, 2024)
10.3	Form of Non-qualified Stock Option Award Agreement under 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.58 to the Company’s Form 10-K for the year ended December 31, 2024)
10.4#	Employment Agreement between Notes Live, Inc. and J.W. Roth, dated June 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed on November 12, 2024)
10.5	Form of Stock Leak-Out Agreement between Notes Live, Inc. and certain holders of the Common Stock of Notes Live, Inc. named therein (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed on November 12, 2024)
10.6#	Chapter 380, Grant, and Development Agreement between City of McKinney, Texas, McKinney Economic Development Corporation, McKinney Community Development Corporation, and Notes Live, Inc., dated April 16, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed on November 12, 2024)
10.7	TAD Development Agreement between GA HIA, LLC and the City of Gainesville, Georgia, dated September 12, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed on November 12, 2024)

10.8	Economic Development Agreement between Sunset at Broken Arrow, LLC, Broken Arrow Economic Development Authority, and City of Broken Arrow, Oklahoma, dated October 3, 2023 (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed on November 12, 2024)
10.9	Purchase and Sales Agreement between Sunset at Broken Arrow, LLC and City of Broken Arrow, Oklahoma, dated March 6, 2024 (incorporated by reference to Exhibit 10.12 to the Company’s Form S-1 filed on November 12, 2024)
10.10†	Exclusive Operating Agreement between AEG Presents – Rocky Mountains, LLC and Notes Live, Inc., dated June 14, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Form S-1 filed on November 12, 2024)
10.11	Guarantees Fee Agreement between Notes Live, Inc. and J. W. Roth, dated February 2024 (incorporated by reference to Exhibit 10.17 to the Company’s Form S-1 filed on November 12, 2024)
10.12	Lease Agreement between Bourbon Brothers, LLC and Bourbon Brothers Smokehouse and Tavern Colorado Springs, LLC d/b/a Southern Hospitality Southern Kitchen, LLC, dated May 29, 2013 (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 filed on November 12, 2024)
10.13	First Amendment to Lease Agreement between Bourbon Brothers, LLC, Bourbon Brothers Southern Kitchen Colorado Springs, LLC, and Bourbon Brothers Holding Corporation, dated June 1, 2014 (incorporated by reference to Exhibit 10.19 to the Company’s Form S-1 filed on November 12, 2024)
10.14	Assignment and Transfer of Lease Agreement between Bourbon Brothers, LLC d/b/a Hospitality Income & Asset, LLC, Bourbon Brothers Smokehouse and Tavern CS, LLC, Art Dimensions, Inc. d/b/a Southern Concepts Restaurant Group, Inc., and Bourbon Brothers Smokehouse and Tavern Colorado Springs, LLC d/b/a Southern Hospitality Southern Kitchen, LLC, dated March 27, 2017 (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1 filed on November 12, 2024)
10.15	Lease Agreement between Hospitality Income & Asset, LLC and Bourbon Brothers Presents, LLC, dated October 23, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1 filed on November 12, 2024)
10.16	First Amendment to Lease Agreement between Hospitality Income & Asset, LLC and Bourbon Brothers Presents, LLC, dated April 1, 2022 (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on November 12, 2024)
10.17	Lease Agreement between GA HIA, LLC and Bourbon Brothers Smokehouse and Tavern GA, LLC, dated April 1, 2022 (incorporated by reference to Exhibit 10.23 to the Company’s Form S-1 filed on November 12, 2024)
10.18	Loan Authorization and Agreement between Bourbon Brothers Entertainment LLC and U.S. Small Business Administration, dated May 4, 2020 (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1 filed on November 12, 2024)
10.19	Commercial Promissory Note delivered by GA HIA, LLC in favor of Pinnacle Bank, dated May 26, 2022 (incorporated by reference to Exhibit 10.25 to the Company’s Form S-1 filed on November 12, 2024)
10.20	Unlimited Continuing Guaranty by Jay William Roth as guarantor of the obligations of GA HIA, LLC in favor of Pinnacle Bank, dated May 26, 2022 (incorporated by reference to Exhibit 10.26 to the Company’s Form S-1 filed on November 12, 2024)
10.21	Change in Terms Agreement between GA HIA, LLC and Pinnacle Bank, dated December 28, 2022 (incorporated by reference to Exhibit 10.27 to the Company’s Form S-1 filed on November 12, 2024)
10.22	Commercial Construction to Permanent Loan Agreement between GA HIA, LLC and Pinnacle Bank, dated December 28, 2022 (incorporated by reference to Exhibit 10.28 to the Company’s Form S-1 filed on November 12, 2024)
10.23	Purchase and Sale Agreement between GA HIA, LLC and the Gainesville Redevelopment Authority, dated June 22, 2021 (incorporated by reference to Exhibit 10.31 to the Company’s Form S-1 filed on November 12, 2024)
10.24	Change in Terms Agreement between Hospitality Income & Asset, LLC and Integrity Bank & Trust, dated July 1, 2021 (incorporated by reference to Exhibit 10.33 to the Company’s Form S-1 filed on November 12, 2024)
10.25	Unsecured Promissory Note delivered by Notes Live, Inc. in favor of The Sunset Amphitheater LLC, dated March 15, 2023 (incorporated by reference to Exhibit 10.34 to the Company’s Form S-1 filed on November 12, 2024)

10.26	Operations Sublease Agreement between Notes Live Foundation and Sunset Operations, LLC, dated August 21, 2024 (incorporated by reference to Exhibit 10.35 to the Company’s Form S-1 filed on November 12, 2024)
10.27	Assignment and Assumption of Leases between GA HIA, LLC and Matthew R. Craddock, as Trustee under the Matthew R. Craddock Irrevocable Trust Dated November 5, 2020 (incorporated by reference to Exhibit 10.36 to the Company’s Form S-1 filed on November 12, 2024)
10.28	Commercial Construction to Permanent Loan Agreement between GA HIA, LLC and Pinnacle Bank, as guaranteed by Jay William Roth, dated May 26, 2022 (incorporated by reference to Exhibit 10.37 to the Company’s Form S-1 filed on November 12, 2024)
10.29	Limited Continuing Guaranty by Matthew R. Craddock Irrevocable Trust in favor of Pinnacle Bank, dated December 28, 2022 (incorporated by reference to Exhibit 10.38 to the Company’s Form S-1 filed on November 12, 2024)
10.30	Limited Continuing Guaranty by Old Mill, LLC in favor of Pinnacle Bank, dated December 28, 2022 (incorporated by reference to Exhibit 10.39 to the Company’s Form S-1 filed on November 12, 2024)
10.31	Licensing Agreement between Notes Live, Inc. and Roth Premium Foods, LLC, dated May 18, 2022 (incorporated by reference to Exhibit 10.40 to the Company’s Form S-1 filed on November 12, 2024)
10.32	Ticketing Services Agreement between Notes Live, Inc. and AXS Group LLC, dated May 1, 2023 (incorporated by reference to Exhibit 10.42 to the Company’s Form S-1 filed on November 12, 2024)
10.33	First Amendment to Ticketing Services Agreement between Notes Live, Inc. and AXS Group LLC, dated March 29, 2024 (incorporated by reference to Exhibit 10.43 to the Company’s Form S-1 filed on November 12, 2024)
10.34	Purchase and Sale Agreement between Notes Live, Inc. and the City of El Paso, Texas, dated June 24, 2024 (incorporated by reference to Exhibit 10.45 to the Company’s Form S-1 filed on November 12, 2024)
10.35	Chapter 380 Economic Development Program Agreement between Notes Live, Inc. and the City of El Paso, Texas, dated July 2, 2024 (incorporated by reference to Exhibit 10.46 to the Company’s Form S-1 filed on November 12, 2024)
10.36	First Amendment to Chapter 380 Economic Development Program Agreement between Venu Holding Corporation and the City of El Paso, Texas, dated April 15, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 24, 2025)
10.37†	Naming and Sponsorship Rights Agreement between Sunset Operations, LLC and Mountain States FDAF, dated May 15, 2024 (incorporated by reference to Exhibit 10.47 to the Company’s Form S-1 filed on November 12, 2024)
10.38	Ground Lease Agreement between Notes CS 1 MT, LLC and Sunset Amphitheater, LLC, dated August 21, 2024 (incorporated by reference to Exhibit 10.48 to the Company’s Form S-1 filed on November 12, 2024)
10.39	Operations Lease Agreement between Sunset Amphitheater, LLC and Notes Live Foundation, dated August 21, 2024 (incorporated by reference to Exhibit 10.49 to the Company’s Form S-1 filed on November 12, 2024)
10.40	First Amendment to Operations Lease Agreement between Sunset Amphitheater, LLC and Notes Live Foundation, dated September 24, 2024 (incorporated by reference to Exhibit 10.50 to the Company’s Form S-1 filed on November 12, 2024)
10.41	First Amendment to Operations Sublease Agreement between Notes Live Foundation and Sunset Operations, LLC, dated September 24, 2024 (incorporated by reference to Exhibit 10.51 to the Company’s Form S-1 filed on November 12, 2024)
10.42	Guarantee Fee Agreement between Sunset at McKinney LLC, JW Roth, and Kevin O’Neil, dated December 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024)
10.43	Form of Secured Convertible Promissory Note to the lender named therein, dated February 28, 2025 (incorporated herein by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025)
10.44	Credit Agreement between Venu Holding Corporation and The Pueblo Bank and Trust Company d/b/a PB&T Bank, dated May 27, 2025, (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2025)
10.45	Draw Down Term Loan Promissory Note given by Venu Holding Corporation in favor of The Pueblo Bank and Trust Company d/b/a PB&T Bank, dated May 27, 2025 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 2, 2025)
10.46	Security Agreement between Venu Holding Corporation and The Pueblo Bank and Trust Company d/b/a PB&T Bank, dated May 27, 2025 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 2, 2025)
10.47†	Binding Letter of Intent between Venu Holding Corporation and Aramark Sports and Entertainment Services, LLC , dated June 9, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 10, 2025)
10.48

First Amendment to Binding Letter of Intent between Venu Holding Corporation and Aramark Sports and Entertainment Services, LLC, dated January 5, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 9, 2026)

10.49†	Tixr Services Agreement between Venu Holding Corporation and Tixr, Inc., effective September 3, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2025)
10.50	Real Estate Purchase and Sale Agreement between Notes Live Real Estate, LLC, and Belmont Manor Apartments, LLC, dated November 4, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2025)
10.51†

Operator Agreement between the Company and Live Nation Worldwide, Inc., dated December 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2025)

10.52+	Promissory Note delivered by Venu 280, LLC in favor of PNC Bank, National Association
10.53+	Aircraft Security Agreement, dated September 26, 2025, between Venu 280, LLC and PNC Bank, National Association
14.1+	Venu Holding Corporation Code of Business Conduct and Ethics
19.1+	Venu Holding Corporation Insider Trading Policy
21.1+	List of Subsidiaries of Venu Holding Corporation
23.1+	Consent of Grassi & Co., CPAs, P.C., independent registered public accounting firm
23.2+	Consent of Grassi & Co., CPAs, P.C., independent registered public accounting firm
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)
101+

The following materials from Venu Holding Corporation’s Annual Form on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; (v) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest for the years ended December 31, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements.

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

Venu Holding Corporation

March 31, 2026	By:	/s/ JW Roth
JW Roth
Founder, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JW Roth	Chief Executive Officer, Chairman, and Director (Principal Executive Officer)	March 31, 2026
JW Roth

/s/ Heather Atkinson	Chief Financial Officer, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 31, 2026
Heather Atkinson

/s/ Mitchell Roth	Director	March 31, 2026
Mitchell Roth

/s/ Steve Cominsky	Director	March 31, 2026
Steve Cominsky

/s/ Matt Craddock	Director	March 31, 2026
Matt Craddock

/s/ Dave Lavigne	Director	March 31, 2026
Dave Lavigne

/s/ Thomas Finke	Director	March 31, 2026
Thomas Finke

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of VENU HOLDING CORPORATION

VENU HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED Financial Statements

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Venu Holding Corporation and Subsidiaries

Colorado Springs, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Venu Holding Corporation and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2026

VENU HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in US Dollars)

	As of
	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$41,306,358	$37,969,454
Inventories	474,467	225,283
Prepaid expenses and other current assets	2,546,523	850,951
Total current assets	44,327,348	39,045,688
Other assets
Property and equipment, net	305,947,277	137,215,936
Intangible assets, net	144,558	211,276
Operating lease right-of-use assets, net	17,397,009	1,351,600
Investment in EIGHT Brewing	1,999,999	-
Investment in related parties	555,262	550,000
Security and other deposits	183,582	43,015
Total other assets	326,227,687	139,371,827
Total assets	$370,555,035	$178,417,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$25,129,485	$7,283,033
Accrued expenses	27,847,751	3,556,819
Accrued payroll and payroll taxes	577,360	262,387
Deferred revenue	1,542,564	1,528,159
Current portion of convertible debt	-	9,433,313
Current portion of operating lease liabilities	605,261	364,244
Current portion licensing liability	223,333	-
Current portion NNN firesuite liability	1,026,300	-
Current portion of long-term debt	400,108	2,101,501
Total current liabilities	57,352,162	24,529,456

Long-term portion of operating lease liabilities	16,886,027	1,020,604
Long-term licensing liability and other liabilities	8,951,600	7,950,000
Long-term convertible debt	1,907,530	-
Long-term NNN firesuite liability	30,038,214	-
Long-term debt, net of current portion	56,568,151	14,100,217
Total liabilities	$171,703,684	$47,600,277
Commitments and contingencies - See Note 16
Mezzanine Equity
Contingently Redeemable Convertible Cumulative Series B Preferred Stock, $0.001 par - 1,342 authorized, 675 issued and outstanding at December 31, 2025 and 0 authorized, issued and outstanding at December 31, 2024	$10,125,000	$-
Stockholders’ Equity
Common stock, $0.001 par - 144,000,000 authorized, 42,860,764 issued and outstanding at December 31, 2025 and 37,471,465 issued and outstanding at December 31, 2024	42,961	37,472
Class B common stock, $0.001 par - 1,000,000 authorized, 304,990 issued and outstanding at December 31, 2025 and 379,990 issued and outstanding at December 31, 2024	304	379
Additional paid-in capital	222,052,687	144,546,368
Accumulated deficit	(91,454,930)	(47,361,208)
	$130,641,022	$97,223,011
Treasury Stock, at cost - 752,435 shares at December 31, 2025 and 276,245 shares at December 31, 2024	(7,899,600)	(1,500,076)
Total Venu Holding Corporation and subsidiaries equity	$122,741,422	$95,722,935
Non-controlling interest	65,984,929	35,094,303
Total stockholders’ equity	$188,726,351	$130,817,238
Total liabilities and stockholders’ equity	$370,555,035	$178,417,515

See notes to accompanying consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

	For the years ended
	December 31,
	2025	2024
Revenues
Restaurant including food and beverage revenue, net	$9,773,696	$10,828,972
Event center ticket and fees revenue, net	6,045,286	4,648,478
Rental and sponsorship revenue, net	2,078,064	2,356,933
Total revenues, net	$17,897,046	$17,834,383
Operating costs
Food and beverage	2,379,204	2,409,133
Event center	3,575,159	2,554,606
Labor	4,658,088	4,383,505
Rent	1,838,238	1,361,787
General and administrative	36,954,414	18,832,115
Equity compensation	15,345,687	12,015,133
Depreciation and amortization	6,177,692	3,656,229
Total operating costs	$70,928,482	$45,212,508

Gain on sale of property ($6,608,315 gain from related party transaction)	6,896,983	-

Loss from operations	$(46,134,453)	$(27,378,125)

Other income (expense), net
Interest expense, net	(4,582,602)	(3,201,230)
Other expense	(199,168)	(2,500,006)
Other income	135,000	130,387
Total other income (expense), net	(4,646,770)	(5,570,849)

Net loss	$(50,781,223)	$(32,948,974)

Net loss attributable to non-controlling interests	(6,687,501)	(2,609,219)
Net loss attributable to Venu	(44,093,722)	(30,339,755)
Preferred stock dividend	223,875	-
Net loss attributable to common stockholders	$(44,317,597)	$(30,339,755)

Weighted average number of shares of Class B common stock, outstanding, basic and diluted	363,552	724,629
Basic and diluted net loss per share of Class B common stock	$(1.10)	$(0.86)

Weighted average number of shares of Class C common stock, outstanding, basic and diluted	-	6,758,034
Basic and diluted net loss per share of Class C common stock	$-	$(0.86)

Weighted average number of shares of Class D common stock, outstanding, basic and diluted	-	16,319,014
Basic and diluted net loss per share of Class D common stock	$-	$(0.86)

Weighted average number of shares of Common stock, outstanding, basic and diluted	39,981,214	11,642,944
Basic and diluted net loss per share of Common stock	$(1.10)	$(0.86)

See notes to accompanying consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in US Dollars)

	Class B Common Stock		Class C Common Stock		Class D Common Stock		Common Stock		Additional		Treasury Stock		Total Venu Holding	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Number of Shares	Amount	Corporation Equity	Controlling Interests	Total Equity
Balances at December 31, 2024	379,990	$379	-	$-	-	$-	37,471,465	$37,472	$144,546,368	$(47,361,208)	276,245	$(1,500,076)	$95,722,935	$35,094,303	$130,817,238
Issuance of shares	-	-	-	-	-	-	2,950,722	2,951	33,071,150	-	-	-	33,074,101	-	33,074,101
Exercise of warrants	-	-	-	-	-	-	127,273	127	344,973	-	-	-	345,100	-	345,100
Warrants issued as debt discount with convertible debt transaction	-	-	-	-	-	-	-	-	1,210,926	-	-	-	1,210,926	-	1,210,926
Equity issued for services	-	-	-	-	-	-	30,000	30	277,870	-	-	-	277,900	-	277,900
Equity based compensation	-	-	-	-	-	-	-	-	15,067,787	-	-	-	15,067,787	-	15,067,787
Equity issued for interest for convertible promissory note	-	-	-	-	-	-	146,034	146	803,558	-	-	-	803,704	-	803,704
Equity issued for interest for convertible promissory note renewal	-	-	-	-	-	-	36,460	36	364,564	-	-	-	364,600	-	364,600
Acquisition of treasury stock	-	-	-	-	-	-	(476,190)	(476)	-	-	476,190	(6,399,524)	(6,400,000)	-	(6,400,000)
Shareholder contribution associated with convertible debt transaction	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of convertible debt and interest to common stock	-	-	-	-	-	-	1,000,000	1,000	9,999,000	-	-	-	10,000,000	-	10,000,000
Conversion of convertible promissory note to common stock	-	-	-	-	-	-	1,500,000	1,600	14,998,718	-	-	-	15,000,318	-	15,000,318
Contingently Redeemable Convertible Cumulative Series B Preferred Stock dividends accrued	-	-	-	-	-	-	-	-	(223,875)	-	-	-	(223,875)	-	(223,875)
Conversion of Common Stock Class B to Common Stock	(75,000)	(75)	-	-	-	-	75,000	75	-	-	-	-	-	-	-
Subsidiary issuance of shares, net of Venu purchase of Subsidiary shares	-	-	-	-	-	-	-	-	1,591,648	-	-	-	1,591,648	40,454,795	42,046,443
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,876,668)	(2,876,668)
Net loss	-	-	-	-	-	-	-	-	-	(44,093,722)	-	-	(44,093,722)	(6,687,501)	(50,781,223)
Balances at December 31, 2025	304,990	$304	-	$-	-	$-	42,860,764	$42,961	$222,052,687	$(91,454,930)	752,435	$(7,899,600)	$122,741,422	$65,984,929	$188,726,351

Balances at December 31, 2023	1,959,445	$1,960	30,306,030	$30,306	$-	$-	-	$-	$47,743,085	$(17,021,453)	76,245	$(76)	$30,753,822	$31,225,863	$61,979,685
Issuance of shares	-	-	2,832,584	2,833	-	-	467,757	468	32,056,249	-	-	-	32,059,550	-	32,059,550
Exercise of warrants	52,847	52	-	-	-	-	-	-	-	-	-	-	52	-	52
Warrants issued as debt discount	-	-	-	-	-	-	-	-	3,000,140	-	-	-	3,000,140	-	3,000,140
Equity issued for services	-	-	700,000	700	-	-	-	-	6,999,300	-	-	-	7,000,000	-	7,000,000
Equity based compensation	-	-	-	-	-	-	-	-	4,865,833	-	-	-	4,865,833	-	4,865,833
Equity issued for fixed asset acquisition	-	-	-	-	276,100	276	-	-	2,760,724	-	-	-	2,761,000	-	2,761,000
Equity issued for interest and fees for convertible debt transaction	-	-	-	-	32,940	32	43,752	44	766,844	-	-	-	766,920	-	766,920
Acquisition of treasury stock	-	-	-	-	-	-	(200,000)	(200)	200	-	200,000	(1,500,000)	(1,500,000)	-	(1,500,000)
Shareholder contribution associated with convertible debt transaction	-	-	-	-	-	-	-	-	2,500,000	-	-	-	2,500,000	-	2,500,000
Common shares issued through initial public offering	-	-	-	-	-	-	1,380,000	1,380	12,652,720	-	-	-	12,654,100	-	12,654,100
Conversion of Common Stock Class B to Common Stock Class D	(1,628,636)	(1,629)	-	-	1,628,636	1,629	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class B to Common Stock	(3,666)	(4)	-	-	-	-	3,666	4	-	-	-	-	-	-	-
Conversion of Common Stock Class C to Common Stock Class D	-	-	(33,838,614)	(33,839)	33,838,614	33,839	-	-	-	-	-	-	-	-	-
Conversion of Common Stock Class D to Common Stock	-	-	-	-	(35,776,290)	(35,776)	35,776,290	35,776	-	-	-	-	-	-	-
Subsidiary issuance of shares, net of Venu purchase of Subsidiary shares	-	-	-	-	-	-	-	-	31,201,273	-	-	-	31,201,273	7,412,094	38,613,367
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(934,435)	(934,435)
Net loss	-	-	-	-	-	-	-	-	-	(30,339,755)	-	-	(30,339,755)	(2,609,219)	(32,948,974)
Balances at December 31, 2024	379,990	$379	-	$-	-	$-	37,471,465	$37,472	$144,546,368	$(47,361,208)	276,245	$(1,500,076)	$95,722,935	$35,094,303	$130,817,238

See notes to accompanying consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in US Dollars)

	For the years ended December 31,
	2025	2024
Net loss	$(50,781,223)	$(32,948,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property ($6,608,315 gain from related party transaction)	(6,896,983)	-
Equity issued for interest on debt	1,168,304	766,920
Equity based compensation	15,067,787	12,015,133
Equity issued for services	277,900	-
Amortization of debt discount	916,681	2,917,989
Noncash lease expense	532,187	498,808
Depreciation and amortization	6,177,692	3,656,229
Noncash financing expense	-	2,500,000
Project abandonment loss	-	668,403
Noncash interest and debt discount	275,514	-
Changes in operating assets and liabilities:
Inventories	(249,184)	(39,537)
Prepaid expenses and other current assets	(1,695,572)	(641,736)
Security and other deposits	(140,567)	332,889
Accounts payable	17,846,452	4,694,025
Accrued expenses	24,067,057	2,858,450
Accrued payroll and payroll taxes	314,973	(69,070)
Deferred revenue	14,405	764,078
Operating lease liabilities	(471,156)	(465,890)
Licensing liability	1,224,933	6,250,000
Net cash provided by operating activities	7,649,200	3,757,717
Cash flows from investing activities
Purchase of property and equipment	(141,655,251)	(72,483,650)
Investment in EIGHT Brewing	(1,999,999)	-
Investment in related party	(5,262)	-
Proceeds from sale of 13141 BP	2,627,990	-
Proceeds from gain on sale of property - related party	7,600,000	-
Net cash acquired from acquisition of 13141 BP	-	74,085
Net cash used in investing activities	(133,432,522)	(72,409,565)
Cash flows from financing activities
Receipt of convertible promissory note	18,000,000	-
Receipt of short-term promissory note	-	(10,000)
Proceeds from NNN firesuite liability	30,789,000	-
Proceeds from municipality promissory note	-	6,200,000
Proceeds from issuance of Contingently Redeemable Convertible Cumulative Series B Preferred Stock	10,125,000	-
Proceeds from issuance of shares	33,074,101	31,960,250
IPO issued	-	12,654,100
Proceeds from exercise of warrants	345,100	52
Proceeds from sale of non-controlling interest equity	42,046,443	38,463,367
Acquisition of treasury stock	-	(1,500,000)
Principal payments on long-term debt	(382,750)	(313,136)
Payment of promissory note	(2,000,000)	-
Payment for personal guarantee on convertible debt	-	(100,000)
Distributions to non-controlling shareholders	(2,876,668)	(934,435)
Net cash provided by financing activities	129,120,226	86,420,198
Net increase in cash and cash equivalents	3,336,904	17,768,350
Cash and cash equivalents, beginning	37,969,454	20,201,104
Cash and cash equivalents, ending	$41,306,358	$37,969,454
Supplemental disclosure of non-cash operating, investing and financing activities:
Cash paid for interest	$621,391	$406,483
Cash paid for income taxes	$-	$-
Property acquired via promissory note	$42,918,071	$-
Right-of-Use Assets obtained in exchange for operating lease liabilities	$16,498,944	$471,476
Conversion of convertible debt and interest to common equity	$25,000,318	$-
Debt discounts - warrants	$1,210,926	$3,000,140
Accrued preferred stock dividends	$223,875	$-
Acquisition of treasury stock from sale of property - related party	$6,400,000	$-
Property acquired via convertible debt	$-	$10,000,000
Property acquired via short-term promissory note	$-	$2,000,000
Land returned in exchange for termination of promissory note payable	$-	$3,267,000
Debt discount - suite granted to lender	$-	$200,000
Equity issued for origination fee	$-	$100,000

See notes to accompanying consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

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

The Company’s registered office is at 1755 Telstar Drive, Suite 501, Colorado Springs, Colorado 80920.

The Company’s subsidiaries and its interests in each are presented below:

		As of	As of
		December 31, 2025	December 31, 2024
Name of Entity	Place of Incorporation	Interest	Interest
Bourbon Brothers Holdings LLC (“BBH”)	Colorado	100%	100%
Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBST”)	Colorado	100%	100%
Bourbon Brothers Presents, LLC d/b/a Phil Long Music Hall (“BBP”) *	Colorado	89%	89%
Bourbon Brothers Smokehouse and Tavern GA, LLC (“BBSTGA”)	Georgia	100%	100%
Bourbon Brothers Presents GA, LLC (“BBPGA”)	Georgia	100%	100%
Notes Holding Company, LLC (“NH”)	Colorado	100%	100%
13141 Notes, LLC d/b/a Notes (“Notes”)	Colorado	100%	100%
Sunset Amphitheater, LLC (“Sunset”) *	Colorado	14%	10%
Hospitality Income & Asset, LLC (“HIA”) *	Colorado	99%	99%
Bourbon Brothers Licensing, LLC (“BBL”)	Colorado	100%	100%
GA HIA, LLC (“GAHIA”) *	Colorado	15%	16%
Notes Live Real Estate, LLC (“NotesRE”)	Colorado	100%	100%
Roth’s Sea & Steak, LLC (“Roth Sea”)	Colorado	100%	100%
Sunset Operations, LLC (“SunsetOps”)	Colorado	100%	100%
Sunset Hospitality Collection, LLC (“SHC”) *	Colorado	54%	47%
Notes Hospitality Collection, LLC (“NHC”)	Colorado	100%	100%
Sunset at Broken Arrow, LLC (“BA”) *	Colorado	54%	74%
Sunset at Mustang Creek, LLC (“MC”)	Colorado	100%	89%
Sunset at McKinney, LLC (“MK”) *	Colorado	68%	80%
Sunset Operations at McKinney, LLC (“McKinneyOps”)	Colorado	100%	100%
Sunset at El Paso, LLC (“EP”) *	Colorado	98%	100%
Sunset Operations at El Paso, LLC (“EPOps”)	Colorado	100%	100%
Polaris Pointe Parking, LLC (“PPP”)	Colorado	100%	100%
Venu Income, LLC (“Income”) *	Colorado	94%	0%
Venu VIP Rides, LLC (“Rides”) *	Colorado	50%	50%
Notes CS I, DST (“Trust”) *	Delaware	86%	100%
Notes CS I Holdings, LLC (“Holdings LLC”)	Colorado	100%	100%
Notes CS I ST, LLC (“Signatory”)	Colorado	100%	100%
Venu LuxeSuite Holdings, LLC (“Luxe”)	Colorado	100%	0%
Venu 280, LLC (“Artist 280”)*	Colorado	100%	0%
Venu Presents LLC (“Venu Presents”)	Colorado	100%	0%
Sunset at Houston in Webster, LLC (“Sunset Houston”) *	Colorado	98%	0%
Hall at Centennial LLC (“Centennial”) *	Colorado	93%	0%

*	These entities are considered majority-owned subsidiaries or variable interest entities and consolidated into the Venu Holding Corporation consolidated financials

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

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

Bourbon Brothers Smokehouse and Tavern GA, LLC (“BBSTGA”) is the sole owner and operator of its restaurant operations.

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

Sunset Amphitheater, LLC (“Sunset”) is a hospitality-focused music venue located in Colorado Springs. This venue opened in August 2024 d/b/a Ford Amphitheater. The Company owns 14% of this variable interest entity and 100% of its voting control and consolidates it into its financials.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Notes Live Real Estate, LLC (“NotesRE”) holds title to certain Company real estate assets.

Roth’s Sea & Steak LLC (f/k/a (Roth’s Seafood and Chophouse, LLC) (“Roth Sea”) is a restaurant adjacent to Ford Amphitheater which opened to the public on November 8, 2025.

Sunset Operations, LLC (“Sunset Ops”) is the operating entity that manages the operations of Ford Amphitheater which opened August 9, 2024.

Sunset Hospitality Collection, LLC (“SHC”) is the entity that owns the venue that includes Roth’s Sea and NHC which opened to the public in early November 2025. The Company owns 54% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Notes Hospitality Collection, LLC (“NHC”) is the operating entity that manages the venue rentals and 1,200 additional seating which can be utilized to view the concerts and shows at Ford Amphitheater and opened to the public in early November 2025.

Sunset at Broken Arrow, LLC (“Sunset BA”) is a hospitality-focused music venue located in Broken Arrow, OK and officially broke ground in October 2025. The Company owns 54% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at Mustang Creek, LLC (“Sunset MC”) was planned to be a hospitality-focused music venue located in Mustang Creek, OK. The Company does not plan to move forward with operations in this municipality.

Sunset at McKinney, LLC (“Sunset MC”) is a hospitality-focused music venue located in McKinney, TX and officially broke ground in June 2025. The Company owns 68% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset at El Paso, LLC (“Sunset EP”) is a hospitality-focused music venue located in El Paso, TX and officially broke ground in November 2025. The Company owns 98% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Sunset Operations at El Paso, LLC (“EPOps”) is the operating entity that manages the Sunset Amphitheater in El Paso, TX operations and is slated to open when construction is completed which is anticipated in Fall 2027.

Polaris Pointe Parking, LLC (“PPP”) owned the land for parking at Sunset Ops. On October 27, 2025, this property was conveyed to a related-party as part of a purchase and sale agreement (refer to Note 10– Equity footnote for further details).

Venu VIP Rides, LLC (“Rides”) is an entity that provides transportation services to Venu’s employees and shareholders. The Company owns 50% of the subsidiary and 100% of its voting control and consolidates it into its financials.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

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

Sunset at Houston in Webster, LLC (“Sunset Houston”) is a hospitality-focused music venue located in Houston, TX and is slated to open when construction is completed which is anticipated in 2027. The Company owns 98% of this majority-owned subsidiary and 100% of its voting control and consolidates it into its financials.

Hall at Centennial, LLC (“Hall at Centennial”) owns the land and buildings for which both BBSTCentennial and BBPCentennial will use from existing lease arrangements. Hall at Centennial is the Colorado-based entity that holds the Company’s Centennial, CO-based operations. The Company owns 93% of this variable interest entity and 100% of its voting control and consolidates it into its financials.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant estimates made by management include, but are not limited to: economic lives of leased assets; impairment assessment of long-lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; initial measurement (and any subsequent remeasurement) of operating right-of-use assets and lease liabilities, including the discount rate used in the present value calculation of future payments, and estimates of fair value used in the private stock valuations used for equity based compensation of warrants and stock options.

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, opening, planning and operating its restaurants and event venues in Colorado, Georgia, Oklahoma and Texas. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.

The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. As of the issuance of these financials, management has concluded that substantial doubt about the Company’s ability to continue as a going concern for the next twelve months has been alleviated.

The Company had an accumulated deficit of $91,454,930 and $47,361,208 as of December 31, 2025 and 2024, respectively, and incurred net losses of $50,781,223 and $32,948,974 for the years ended December 31, 2025 and 2024, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s plan to add additional venue locations and continue its business operations, Venu believes that such substantial doubt has been alleviated. The Company believes that cash on hand, anticipated improved profitability in 2026 from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, the full season of operations of Ford Amphitheater in 2026, including Roth’s Sea & Steak and Brohan’s, opening of Sunset at Broken Arrow in fall 2026, and additional capital raising and debt financing in 2025 and potentially in 2026, including the issuance of Series B Preferred Shares in January 2026 and public offering completed in March 2026, will altogether allow the Company to continue its business operations for at least 12 months from the date of this Annual Report. Nonetheless, the Company’s continued implementation of its business plan to add additional locations is dependent on its future engagement in strategic locations, real estate transactions, capital raising, and debt financing. There is no guarantee that the Company will be able to execute on these plans as laid out above. If the Company is unable to enter into strategic transactions, the Company may be required to delay its business plan implementation for future expansion, which would have a material adverse impact on the Company’s growth plan.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying values of cash and cash equivalents, inventories, prepaid expenses and other current assets, payables and accrued liabilities approximate their fair values because of the short-term nature of these financial instruments. Balances due to and due from related parties do not have specific repayment dates and are payable on demand, thus are also considered current and short-term in nature, hence carrying value approximates fair value and are included in current assets or liabilities.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all highly liquid investments with an original maturity of three months or less. Our cash and cash equivalents include bank accounts as well as interest-bearing accounts consisting primarily of bank deposits and money market accounts managed by third-party financial institutions. As of December 31, 2025, the Company had $23,095,342 of cash and cash equivalents in the form of money market accounts that earned interest income of $198,576 for the year ended December 31, 2025. As of December 31, 2024, the Company had $15,241,184 of cash and cash equivalents in the form of money market accounts that earned interest income of $705,729 for the year ended December 31, 2024. Cash and cash equivalents may exceed federally insured limits.

Inventories

Inventories, consisting principally of food, beverages and supplies, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. The Company reviews inventory on a weekly basis and determines if slow-moving or obsolete inventory exists. No allowance is deemed necessary as of December 31, 2025 and 2024.

Investments in related parties

The Company currently accounts for certain investments using a practical expedient to measure these investments that do not have a readily determinable fair value in accordance with Accounting Standards Codification (“ASC”) 321, Investments - Equity Securities; ASC 325, Investments – Other; ASC 810, Consolidation; and ASC 820, Fair Value Measurement. The investments are initially recognized at cost. Any income or loss from these investments are recognized on the Consolidated Statements of Operations, net of operating expenses. The carrying value of the Company’s investments are assessed for indicators or impairment at each balance sheet date. Under this method of accounting, the investment is derecognized once the Company’s interest in the investment is sold or impaired. Upon sale, any proportionate gain or loss is recognized in the Consolidated Statements of Operations as other income. See Note 7 – Investments in Related Parties and Note 8 – Related Party Transactions for further discussion.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are recorded at historical cost net of accumulated depreciation and amortization, write-downs and impairment losses. Property and equipment are recorded as construction in progress until they are placed in service and are depreciated or amortized once placed in service. Depreciation and amortization are calculated on a straight-line basis over the following periods:

The estimated useful lives are:

Leasehold improvements	Shorter of lease term or useful life
Furniture, fixtures and equipment	2-10 years
Buildings	Up to 40 years
Aircraft	20 years

Property and equipment costs directly associated with the acquisition, development and construction of operating venues and restaurants are capitalized. Expenditures for major improvements and betterments are capitalized while expenditures for maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and amortization and the related gain or loss is reflected in earnings.

Capitalization of Interest Costs of Real Estate Projects

The Company acquires real estate for the construction and development of future venues. Interest costs incurred over the period in which the construction and development of the venue is substantially complete are recorded as part of the historical cost of the real estate asset and depreciated under the same method as property and equipment. The Company capitalized $212,247 and $0 of interest costs during the years ended December 31, 2025 and 2024, respectively.

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

Impairment Assessment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An evaluation for impairment is performed at the lowest level of identifiable cash flows. An impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. No impairment loss was recognized during the years ended December 31, 2025 and 2024.

Provision for Uncollectible Accounts

See “Recently Issued and Adopted Accounting Pronouncements” herein for additional information on the adoption of ASU 2025-05 and the practical expedient related to credit losses.

The Company’s customers include attendees of concerts, shows and events (collectively “event centers”), restaurant diners and sponsors. The collection of payments for event centers and restaurants is handled at point of sale. Sponsors sign a contract that commits them to sponsorship payments over the contract term. Based on historical collection experience and other factors, the Company has determined that a provision for uncollectible accounts is not necessary. Circumstances that could affect this estimate include, but are not limited to, customer credit issues and general economic conditions. The Company writes off customer accounts when they are deemed to be uncollectible, which have historically been infrequent. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the receivables when estimating expected credit losses. For all periods presented, there were no uncollectible accounts.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. This ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied. The Company recognizes revenue from restaurant sales when food and beverage products are transferred to the customer. Revenue from a venue rental, concert or show is recognized when the event, concert or show occurs. Amounts collected in advance of the event are recorded as deferred revenue until the event occurs. Amounts collected from sponsorship agreements, which are not related to a single event, are classified as deferred revenue and recognized over the term of the agreements as the benefits are provided to the sponsors. As of

December 31, 2025 and 2024, deferred revenue totaled $1,542,564 and $1,528,159, respectively. There are no refunds or allowance for refunds in accordance with the Company’s reservation policies, which do not allow for, except in limited circumstances.

The Company accounts for the licensing of its hospitality fire pit suites of NHC and its owners club memberships for Sunset at Broken Arrow and Sunset at McKinney as long-term licensing liability. The deposits range from $50,000 to $100,000 and fully prepaid licenses of $100,000 to $200,000 are recognized in this account. The amortization of these liabilities started to be recognized in June 2025 when NHC fully opened its suites in Colorado Springs, Colorado. For the year ended December 31, 2025, the Company recognized rental income totaling $130,278 from prepaid licenses.

The Company contracted with a subsidiary of the Anschutz Entertainment Group (“AEG”), AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within the Company’s Amphitheater Operations, its pre-sells naming rights to its amphitheater by partnering with industry-leading brands under naming-rights agreements. The Company generates net profits that are split with AEG through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at the Company’s venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event the Company promotes and hosts, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within the Company’s net amphitheater revenue recognition from AEG. As of December 31, 2025 and 2024, the Company had a net receivable of $225,822 and $193,766, respectively, with no allowance for credit losses as the Company believes the balance is fully collectible.

On January 1, 2025, the Company entered into a Multi-Event Incentive Agreement with Live Nation Worldwide, Inc. (“Live Nation”) in connection with the amphitheater being developed in Broken Arrow, Oklahoma (“Sunset at Broken Arrow”). The Agreement provides incentives to Live Nation to book and promote live music concerts, comedy events and other mutually approved entertainment events at the Sunset at Broken Arrow. The incentive payment is based on the number of tickets sold at each event during each contract year, which is based on a tiered chart with varying incentive payments per ticket sold depending on the range of total tickets sold per contract year. A bonus payment will be paid to Live Nation for one dollar for each ticket sold at each event where the gross revenue of ticket sales for an event equal to or is greater than $650,000. The incentive and bonus payments payable to Live Nation will begin when the first event is held at the Sunset at Broken Arrow, which is anticipated to open in Fall 2026.

On December 10, 2025, the Company entered into an Operator Agreement with Live Nation Worldwide, Inc. (“Live Nation”) to lease the premises on which the amphitheater is being developed in McKinney, Texas (“Sunset at McKinney). The Operator Agreement provides for a revenue-sharing arrangement whereby Live Nation will pay the Company a percentage of the net profits generated from Live Nation’s events at the Sunset McKinney, after deducting applicable event-related expenses and other costs and expenses chargeable to the parties’ co-promotion of events. The Agreement also names Live Nation as the exclusive third-party booking agency for all events held at the Sunset at McKinney. The Agreement may be terminated without penalty if certain conditions are not satisfied or may otherwise be terminated upon an uncured event of default.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

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

Long-term Licensing Liability

The Company accounts for the licensing of its hospitality fire pit suites of NHC and its owners club memberships for Sunset at Broken Arrow and Sunset at McKinney as long-term licensing liability. The deposits range from $50,000 to $100,000 and fully prepaid licenses of $100,000 to $200,000 are recognized in this account. The amortization of these liabilities started to be recognized in June 2025 when NHC fully opened its suites in Colorado Springs, Colorado and is expected to begin amortization for Sunset at Broken Arrow in Fall 2026 and Sunset at McKinney in Q1 2027 when these venues are slated to open.

Advertising Expenses

Advertising costs are expensed as incurred and included in operating expenses in the accompanying Consolidated Statements of Operations. Total advertising expenses were approximately $6,102,505 and $3,568,704 for the years ended December 31, 2025 and 2024, respectively.

Pre-Opening Expenses

Non-capital expenditures associated with opening a new restaurant, event center, or amphitheater are expensed as incurred. These costs consist of expenses incurred before the opening of a new location and include occupancy, labor, travel, training, food, beverage, marketing and other initial supplies and expenses. These costs are included in general and administrative expenses reported in our Consolidated Statements of Operations.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization of debt issuance costs of $916,681 and $2,917,989 for years ended December 31, 2025 and 2024, respectively, are included in interest expense in the accompanying Consolidated Statements of Operations.

Equity Based Compensation

The Company recognizes equity-based compensation expense based on the fair value of the warrants or stock options at the time of the grant or issuance.  Share-based compensation includes warrants and stock options issued to the Company’s employees. These may vest immediately or vest evenly up to five years. The exercise price of a warrant or stock option is the fair value of the Company’s stock price on the grant date.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

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

Stock Options and Warrants

The Company accounts for stock options and warrants as either equity-classified or liability-classified instruments based on an assessment of the stock options’ and warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the stock options and warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all the requirements for equity classification, including whether the stock options and warrants are indexed to the Company’s own stock and whether the stock options and warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of the stock option and warrant issuance and as of each subsequent balance sheet date while the warrants are outstanding. For issued or modified stock options and warrants that meet all of the criteria for equity classification, the stock options and warrants are required to be recorded as a component of stockholders’ equity at the time of issuance.

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

DECEMBER 31, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-controlling Interest and Variable Interest Entities

The non-controlling interest (“NCI”) represents capital contributions and distributions, income and loss attributable to the owners of less than wholly owned consolidated entities and are reported in equity. NCIs are evaluated by the Company and are shown as permanent equity. Net income (loss) attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the NCI stockholders in the accompanying Consolidated Statements of Operations. The net income (loss) attributable to NCIs is classified in the Consolidated Statements of Operations as part of consolidated net income (loss) and deducted from total consolidated net income (loss) to arrive at the consolidated net income (loss) attributable to the Company. The Company has evaluated its investments in its consolidated entities in order to determine if they qualify as variable interest entities (“VIEs”). The Company is the entity that holds the majority, and only, voting interests and is also the primary beneficiary of the VIEs. The Company monitors these investments and, to the extent it has determined that it owns a majority of the controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments, including when there is a reconsideration event, to determine whether such investments are VIEs and whether such VIE should be consolidated. These analyses require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.

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

The carrying value of the NCI should be adjusted to reflect the change in the Company’s ownership interest in the subsidiary, and differences between the fair value of the consideration received and the amount by which the NCI is adjusted should be recognized in equity attributable to the Company. This may be shown as NCI and as additional paid in capital to the Company when combined agree to the subsidiary issuance of shares as shown in the Consolidated Statements of Change in Stockholders’ Equity. If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings. These may be majority-owned subsidiaries or variable interest entities that the Company has 100% voting control of.

During the year ended December 31, 2025, the Company bought 5,100,000 membership units of SHC. This purchase transaction did not result in a change in control of SHC.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2025 and 2024:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset El	Venu Inc	Venu VIP	Notes DST	Sunset Hous	Hall at Cen	Sunset MC	Total
ASSETS
Cash	53,337	362	163,403	280,933	508,141	797,593	2,611,759	2,222,234	538,035	6,343	169,547	1,683,056	756,160	-	9,790,903
Property and equipment, net	132,311	46,992,411	9,466,022	10,270,541	42,941,425	64,726,088	92,234,432	1,629,290	-	-	-	-	132,744	-	268,524,071
Other assets	1,062,258	10,000	606,150	404,845	964,476	2,738,369	13,976,710	4,932,073	2,704,413	14,476	6,500,000	7,042,004	508,550	-	41,465,517
Total assets	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	-	319,780,491
LIABILITIES
Accounts payable	45,277	3,435	95,163	4,788	629,355	28,838,639	24,235,272	593,165	14,999	3,652	15,000	39,077	37,113	-	54,554,935
Accrued expenses and other	281,692	760,786	507,459	356,843	515,920	6,988,928	15,824,951	531,312	30,000	761	1,979	121,119	104,304	-	26,026,054
Other long-term liabilities	978,063	-	2,879,468	3,901,428	5,937,119	675,000	26,701,800	-	-	-	-	25,000	-	-	41,097,878
Total Liabilities	1,305,032	764,221	3,482,090	4,263,059	7,082,394	36,502,567	66,762,023	1,124,477	44,999	4,413	16,979	185,196	141,417	-	121,678,867
Stockholders’ Equity & NCI	(57,126)	46,238,552	6,753,485	6,693,260	37,331,648	31,759,483	42,060,878	7,659,120	3,197,449	16,406	6,652,568	8,539,864	1,256,037	-	198,101,624
Total liabilities and equity	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	-	319,780,491

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset El	Venu VIP	Notes DST	Sunset TN	Sunset MC	Total
ASSETS
Cash	260,107	31,663	100,475	212,512	5,723,088	767,752	11,808,891	101,469	2,342	205,922	-	1,414,974	20,629,195
Property and equipment, net	40,583	47,620,003	10,277,794	10,631,874	12,172,841	22,745,062	1,980,140	202,483	-	-	-	36,724	105,707,504
Other assets	1,191,762	98,108	723,801	186,356	349,945	-	10,086,179	-	11,187	11,000	-	-	12,658,338
Total assets	1,492,452	47,749,774	11,102,070	11,030,742	18,245,874	23,512,814	23,875,210	303,952	13,529	216,922	-	1,451,698	138,995,037
LIABILITIES
Accounts payable	59,419	95,655	34,516	413	2,669,239	13,507,259	430,518	76,039	14,829	139,779	-	-	17,027,666
Accrued expenses and other	365,638	167,047	191,565	14,452	92,112	2,535,164	124,322	-	-	-	-	-	3,490,300
Other long-term liabilities	1,054,770	11,963,333	3,305,253	4,190,509	-	550,000	879,424	-	-	-	-	-	21,943,289
Total Liabilities	1,479,827	12,226,035	3,531,334	4,205,374	2,761,351	16,592,423	1,434,264	76,039	14,829	139,779	-	-	42,461,255
Stockholders’ Equity & NCI	12,625	35,523,739	7,570,736	6,825,368	15,484,523	6,920,391	22,440,946	227,913	(1,300)	77,143	-	1,451,698	96,533,782
Total liabilities and equity	1,492,452	47,749,774	11,102,070	11,030,742	18,245,874	23,512,814	23,875,210	303,952	13,529	216,922	-	1,451,698	138,995,037

The following table is a summary of the Company’s non-controlling interests for the years ended December 31, 2025 and 2024:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset MC	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes CS 1	Luxe	Sunset Hous	Hall at Cen	Total
Balance at December 31, 2024	(91,207)	20,093,064	585,324	6,631,807	3,137,216	110,810	(65,428)	4,595,687	-	-	(3,595)	100,625	-	-	-	35,094,303
Net income (loss) attributable to Non-Controlling Interest 1/1-12/31/25	(56,399)	(2,859,636)	(13,162)	178,043	(939,092)	(725,651)	-	(2,113,952)	(24,509)	(22,291)	(2,242)	(101,637)	-	(5,177)	(1,796)	(6,687,501)
Subsidiary issuance of shares	-	-	-	-	14,137,938	6,751,767	-	17,097,022	(7,295)	377,785	-	1,932,162	-	64,801	100,615	40,454,795
Distributions to non-controlling shareholders	-	(250,000)	(5,454)	(497,020)	(898,834)	-	(876,250)	-	-	(120,907)	-	(228,203)	-	-	-	(2,876,668)
Balance at December 31, 2025	(147,606)	16,983,428	566,708	6,312,830	15,437,227	6,136,926	(941,678)	19,578,757	(31,804)	234,587	(5,837)	1,702,947	-	59,624	98,819	65,984,929

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset MC	Sunset McK	Venu VIP	Notes CS 1	Total
Balance at December 31, 2023	(118,444)	21,620,755	601,110	6,733,243	2,053,440	47,106	288,653	-	-	-	31,225,863
Net income (loss) attributable to Non-Controlling Interest 1/1-12/31/24	27,237	(1,379,798)	(12,150)	341,324	(926,840)	(334,279)	(40,504)	(278,811)	(3,150)	(2,248)	(2,609,219)
Subsidiary issuance of shares	-	338,742	-	-	2,010,616	397,983	(313,577)	4,874,498	(445)	104,277	7,412,094
Distributions to non-controlling shareholders	-	(486,635)	(3,636)	(442,760)				-		(1,404)	(934,435)
Balance at December 31, 2024	(91,207)	20,093,064	585,324	6,631,807	3,137,216	110,810	(65,428)	4,595,687	(3,595)	100,625	35,094,303

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

DECEMBER 31, 2025 AND 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued and Adopted Accounting Pronouncements

On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company has elected to adopt this guidance prospectively beginning January 1, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which allows the Company to elect a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for as revenues from contracts with customers. This expedient allows the Company to assume that current economic conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2026. As permitted, the Company has elected to early adopt the practical expedient as of December 31, 2025 and applied its provisions prospectively to the provision for uncollectable accounts. The adoption of ASU 2025-05 did not have a material impact on the consolidated results of operations, cash flows or financial condition of the Company. See “Provision for Uncollectible Accounts” herein for additional information and disclosures impacted by ASU 2025-05.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (OBBBA) into law, which is considered the enactment date under U.S. GAAP. This legislation introduces several provisions affecting businesses, including the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, modifications to the international tax framework, and favorable tax treatment for certain other business provisions. Key corporate tax provisions include existing 21% corporate income tax rate made permanent, the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low Tax Income (GILTI) and Foreign- Derived Intangible Income (FDII) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2025. The legislation does not impact the Company’s prior years’ financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net, were as follows:

	As of	As of
	December 31,	December 31,
	2025	2024
Leasehold Improvements	$191,059	$399,319
Furniture and equipment	14,500,083	10,057,967
Land and buildings	157,646,079	93,377,840
Aircraft	23,538,763	-
Construction in progress	122,737,630	40,518,315
	$318,613,614	$144,353,441
Accumulated depreciation and amortization	(12,666,337)	(7,137,505)
	$305,947,277	$137,215,936

Depreciation and amortization expenses relating to property and equipment for the years ended December 31, 2025 and 2024 were $6,110,974 and $3,589,509, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 4 - INTANGIBLES

Intangible assets subject to amortization consist of the following:

	Useful	December 31,	December 31,
	Life	2025	2024
Naming rights	6 years	$400,314	$400,314
Accumulated amortization		(255,756)	(189,038)
Intangible assets, net		$144,558	$211,276

The intangible naming rights asset was put into use in 2023. Amortization expense relating to the intangible assets for the years ended December 31, 2025 and 2024 were $66,718 and $66,719, respectively. The estimated amortization expense for the year ended December 31, 2026 and thereafter is as follows:

2026	$66,719
2027	66,719
2028	11,120
$144,558

NOTE 5 – LEASES

The Company leases the properties used for some of its restaurants, venues, office space and parking spaces.

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

The Company leases its office space from an unrelated party. The lease is until November 30, 2029 and escalates in base rent by 1.3% each year. Additionally, the Company leases an executive apartment from an unrelated party. The lease was terminated early in January 2026.

On November 5, 2025, the Company entered into a ground lease agreement with a related party (“Landlord”) to lease the land owned by PPP used for parking by Sunset Ops (this includes the land and improvements, collectively the “Property”) for a 20-year term under a NNN lease structure with an option to re-purchase the Property within the first three years of the closing date of the sale at a fixed price, which would return the asset to the Company’s balance sheet. The Landlord is wholly owned by a significant shareholder of the Company. Annual base rent is initially $1,050,000 and escalates by 2.5% each year beginning on November 5, 2026.

Total rent expense related to leased assets including short-term leases and variable costs were $1,949,705 and $1,703,496 for the years ended December 31, 2025 and 2024 respectively. Total cash paid for rent expense to leased assets was $590,487 and $465,892 for the years ended December 31, 2025 and 2024, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 5 – LEASES (Continued)

The following table shows balance sheet information related to the operating leases:

		As of
Balance Sheet Information	Classification	December 31, 2025	December 31, 2024
Assets
Right-of-use assets	Operating Leases	$17,397,009	$1,351,600
Liabilities
Current portion of lease liabilities	Operating Leases	$605,261	$364,244
Long-term portion of lease liabilities	Operating Leases	$16,886,027	$1,020,604
Total lease liabilities		$17,491,288	$1,384,848

The future minimum lease payments of existing operating lease liabilities are as follows:

For the year ending
December 31,
2026	$1,446,995
2027	1,365,672
2028	1,350,846
2029	1,360,832
2030	1,163,833
Thereafter	21,104,749
Total lease payments	$27,792,927
Less: imputed interest	(10,301,639)
Present value of lease liabilities	$17,491,288
Less: current portion	(605,261)
Long-term portion	$16,886,027

	As of
	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	18.88	4.16
Weighted-average discount rate	5.04%	5.66%

NOTE 6 – INVESTMENTS

The Company has a minority interest in an outside entity. On January 13, 2025, the Company purchased shares of Series A Preferred Stock of FL 101, Inc. (dba EIGHT Brewing) in consideration for a cash investment of $1,999,999. EIGHT Brewing, which is a food and beverage Company that creates curated lifestyle brands, including the EIGHT beer brand. Pursuant to the SPA, the Company was issued 1,487,099 shares of FL101’s preferred stock, par value $0.00001 per share (the “Preferred Stock”), designated as “Series A Preferred Stock”. The Preferred Stock has the powers, preferences, and special rights set forth in the Restated Certificate of Incorporation of FL101, including a liquidation preference, protective provisions, anti-dilution protections, and conversion rights in favor of the holders of the Preferred Stock. The Company is a minority investor in this entity. This investment is carried at fair value unless a reliable fair value cannot be determined and is reviewed at each balance sheet date for impairment. There was no impairment recorded during the year ended December 31, 2025.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

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

The activity related to these investments for the years ended December 31, 2025 and 2024 are as follows:

	Roth
	Industries LLC	Culinova, Inc.	Total
Balance at December 31, 2023	$550,000	$-	$550,000
Additions	-	-	-
Balance at December 31, 2024	$550,000	$-	$550,000
Additions	-	5,262	5,262
Balance at December 31, 2025	$550,000	$5,262	$555,262

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company owns 526,166 Class B non-voting units or 1.2% of Roth Industries, LLC (“Roth Industries”). The Company’s Chairman and CEO is also the founder, Chairman and significant equity holder of Roth Industries. Mitchell Roth, a member of the Company’s Board of Directors, is also the CEO, President, and significant equity folder of Roth Industries. The Company’s officers and directors are also minority equity owners of Roth Industries. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method. In addition, the Company recognized licensing fees from Roth Industries, totaling $130,000 and $130,000 during the years ended December 31, 2025 and 2024, respectively, for Roth’s licensing use of the Bourbon Brothers brand in grocery products since the Company holds the exclusive license to use the brand. The Company had $237,500 and $107,500 in receivables from Roth Industries as of December 31, 2025 and 2024, respectively. The amounts received were recorded in other income in the Consolidated Statements of Operations and the amounts receivable included in other receivables as prepaid expenses and other current assets in the Consolidated Balance Sheets.

The Company invested in Culinova, Inc. (formerly known as Innovate CPG, Inc.) for a total 526,166 shares (and paid a total purchase price of $5,261.66) in May 2025. As an equity holder of Roth Industries, the Company was afforded the right to acquire shares of Culinova, Inc. The Company’s Chairman and CEO is a director of Culinova, Inc. and Mitchell Roth, the Chairman and CEO. The Company’s officers and directors are also minority equity owners of Culinova, Inc. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method.

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

DECEMBER 31, 2025 AND 2024

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

In 2025, the Company entered into several lease, debt and equity transactions with a related party, who is a significant shareholder of the Company. These include a ground lease agreement (refer to Note 5 – Leases for further details), convertible debt agreements (refer to Note 9 – Debt for further details), and issuance of shares of Common Stock (refer to Note 10 – Equity for further details).

NOTE 9 – DEBT

SBA Economic Injury Disaster Loan

On May 4, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the loan agreement, the principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Monthly payments of interest only in the amount of $2,437 were to originally commence on May 4, 2021; however, this repayment commencement date was extended by the SBA for 24 months. The EIDL Loan matures 30 years from the date of the note agreement, at which time all remaining unpaid principal and interest are due. JW Roth, CEO and Chairman, personally guarantees this loan agreement. As of December 31, 2025 and 2024, the principal balance of $500,000 remains outstanding.

Bank Loans and Promissory Notes

On April 1, 2022, when the Company purchased the majority of equity interests of HIA. In this transaction, the Company became a guarantor of HIA’s mortgage on the properties used in BBST and BBP operations. The mortgage accrues interest at 5.5% and matures on July 10, 2031. The outstanding balance as of December 31, 2025 and 2024 was $3,064,903 and $3,239,543, respectively. This mortgage is collateralized by the BBSTCO and BBP land and buildings. This mortgage is personally guaranteed by JW Roth.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 9 – DEBT (Continued)

On December 21, 2022, the Company closed on a deed of land with the City of Murfreesboro, Tennessee, for the Company to develop a Bourbon Brothers Smokehouse and Tavern, Boot Barn Hall and an amphitheater on 20.13 acres parcel for $3,267,000. On August 26, 2024 the Company and the City of Murfreesboro, TN agreed to discontinue the development project previously planned for 20.13 acres as originally conceived. The City sold the undeveloped property to Venu subject to reconveyance and other termination provisions if the project was discontinued. The City and Venu proceeded with reconveyance of the property and the City terminated the promissory note of $3,267,000. The outstanding balance as of December 31, 2025 and 2024 was $0 and $0, respectively.

On May 26, 2022, GAHIA took on a mortgage for the properties used in the BBSTGA and BBPGA operations, with the Company as a guarantor to the mortgage. GAHIA began to draw on this mortgage in early 2023 with the final mortgage amount in place in June 2023. The mortgage accrues interest at 3.95% and matures on May 26, 2043. The outstanding balance as of December 31, 2025 and 2024 was $4,037,281 and $4,243,364, respectively. This mortgage is collateralized by the BBSTGA and BBPGA land and buildings. This mortgage is personally guaranteed by JW Roth.

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

On January 14, 2025 (the “Closing Date”), the Company closed on its purchase of an approximately 46-acre tract of land (the “McKinney Tract”) where it will develop the Sunset Amphitheater in McKinney, Texas, pursuant to the Chapter 380, Grant, and Development Agreement (the “McKinney Agreement”) that the Company previously entered into with the City of McKinney, Texas, the McKinney Economic Development Corporation (“MEDC”), and the McKinney Community Development Corporation on April 16, 2024, which was amended on October 15, 2024 and December 3, 2024. MEDC agreed to sell the McKinney Tract to the Company for an aggregate purchase price of $35,000,000 (the “McKinney Purchase Price”), which was paid on the Closing Date in the form of $10,000,000 in cash and $25,000,000 represented by a secured promissory note to MEDC (the “McKinney Note”), which bears no interest, is subject to prepayment without penalty, is secured by a Deed of Trust conveying a first-priority lien on the McKinney Tract, and is personally guaranteed by JW Roth and a related-party shareholder of the Company (the “McKinney Guaranty”). If the Company receives a temporary certificate of occupancy or a certificate of occupancy by certain deadlines set forth in the McKinney Agreement, then MEDC will reimburse the Company for the McKinney Purchase Price, and the Company and the guarantors will be released from their respective obligations under the McKinney Note, the McKinney Deed of Trust, and the McKinney Guaranty.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 9 – DEBT (Continued)

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into Credit Agreement with Pueblo Bank & Trust, as lender (the “Lender”) for a draw down term loan (the “Construction Loan”). The Construction Loan accrues interest at 8.50% and has a term of seventy months, maturing on March 27, 2031 (the “Maturity Date”). Beginning on the closing date, and continuing until no later than May 27, 2026 (the “Draw Period”), assuming that there has not been an “Event of Default” (as defined in the Credit Agreement) and that the Company has complied with all requirements under the documents and agreements governing the Construction Loan, the Company may from time-to-time request advances under the Construction Loan not to exceed an aggregate amount of $6 million. Subject to the terms and conditions of the Credit Agreement, on the Conversion Date the draw down term loan will convert to an amortizing loan. The term of the amortizing loan is 59 months from the Conversion Date and the amortization loan will bear interest at the Note Rate per annum, defined as the WSJ Prime Rate plus 25 basis points determined on the Conversion Date. Monthly payments of principal and interest are due under the amortizing loan and will be calculated by amortizing the principal amount of the amortizing loan over 240 months. Obligations under the Construction Loan are secured under, and by, a deed of trust, various assets of the Company pledged pursuant to a security agreement, together with an assignment of leases and rents, and personal guaranties extended by certain Company affiliates. The outstanding balance as of December 31, 2025 and 2024 was $5,937,119 and $0, respectively. This mortgage is collateralized by the SHC land and buildings. This mortgage is personally guaranteed by JW Roth.

Artist 280 purchased an aircraft to support the Company’s current and prospective corporate growth initiatives and development projects around the country. Effective September 26, 2025, Artist 280 borrowed $12,000,000 million (the “Loan”) from PNC Bank, National Association (the “Lender”). The Loan is evidenced by a promissory note (the “Note”) delivered by Artist 280 in favor of the Lender. The term of the Loan is 60 months from October 1, 2025, and the Loan bears interest at 6.01% per annum. Monthly payments of principal and interest are due under the Note and will be calculated by amortizing the principal amount of the Note over 240 months. The outstanding balance as of December 31, 2025 was $11,928,956. The Loan is personally guaranteed by JW Roth up $4,500,000.

Convertible debt

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

On May 6, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of Venu’s common stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s common stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, could acquire 300,000 shares of Company common stock at an exercise price of $12.50 per share.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 9 – DEBT (Continued)

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

Total debt consists of the following:

	December 31,	December 31,
	2025	2024
SBA Economic Injury Disaster Loan	$500,000	$500,000
Bank loans and promissory notes	56,468,259	15,701,718
Long-term convertible debt	1,907,530	9,433,313
Total debt	58,875,789	25,635,031
Less: current maturities	400,108	11,534,814
Long-term debt, including convertible debt	$58,475,681	$14,100,217

Following is the future maturities of total debt for the year ending December 31,

2026	$400,108
2027	25,437,366
2028	2,504,609
2029	558,696
2030	10,723,123
Thereafter	19,251,887
Total debt	$58,875,789

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 10 – EQUITY (Continued)

On November 26, 2024, the Company completed an initial public offering of 1,200,000 shares common stock at a public offering price of $10.00 per share, generating gross proceeds of $12,000,000. The Company also granted the underwriters a 45-day option to purchase up to 180,000 additional shares of common stock on the same terms and conditions for the purpose of covering any over-allotments in connection with the Offering, which the underwriters exercised on November 29, 2024. The closing of the offering took place on November 29, 2024. The Company received net proceeds of approximately $12,300,000 from the offering, after deducting underwriting discounts and commissions and other offering expenses.

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

On June 16, 2025, the Company issued 675 shares of Series B 4.0% Cumulative Redeemable Convertible Preferred Stock (Series B Preferred Stock) to Aramark Sports and Entertainment Services, LLC, with an aggregate purchase amount of $10.125 million. Each share of Series B Preferred Stock is convertible into 1,000 shares of Common Stock. The shares of Series B Preferred Stock do not afford the holder voting rights other than as required by law, and each share of Series B Preferred Stock entitles the holder to receive an annual cumulative, non-compounding dividend at an annual rate of 4% of the Stated Value (being equal to $600 per share of Series B Preferred Stock) (the “Series B Dividends”), payable in either cash or shares of the Company’s common stock. The Series B Dividends accrue, without interest and on a cumulative basis, during two semi-annual dividend periods beginning on the first day of each January and July, respectively. The Series B Dividends are payable semi-annually in arrears on January 15th and July 15th of each year. The Series B Dividends began accruing on June 16, 2025, and is prorated on the basis of a 360-day year consisting of twelve 30-day months. Only holders of Series B Preferred Stock as of the first day of the month in which a dividend is due to be paid (or another date to be no more than 30 days nor less than 10 days prior to the date of the dividend payment, as determined by the Company’s board of directors or a duly authorized officer) are eligible to receive a Series B Dividend for the applicable period.

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

DECEMBER 31, 2025 AND 2024

NOTE 10 – EQUITY (Continued)

On September 3, 2025, the Company entered into a Subscription Agreement with Tixr, Inc. and completed a private offering of 62,500 shares common stock at a price of $16.00 per share, generating gross proceeds of $1,000,000.

On September 22, 2025 (“Effective Date”), the Company entered into an Ambassador Agreement with a third party for the purpose of increasing awareness of the Company. The term of the agreement is three years and requires cash payments to the brand ambassador, being a payment at the time of the signing of the agreement, and then on-going payments at defined intervals. During the term of the agreement, the Company will also issue shares of common stock to the ambassador on the 91st day after the effective date of the agreement and every 91 days thereafter. The number of such shares of common stock to be issued on each grant date during the term will equal a value of $125,000, such value to be determined based on the Volume Weighted Average Price per share during the preceding twenty days during which the NYSE American was open. For the year ended December 31, 2025, the Company made cash payments totaling $125,000 and issued 13,222 shares of Common Stock.

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

On October 27, 2025, the Company entered into a real estate purchase and sale agreement with a related party (“Purchaser”) to convey the land owned by PPP used for parking by Sunset Ops for a purchase price of $14,000,000. The Purchaser is wholly owned by a significant shareholder of the Company. The Company received $7,600,000 in cash and 476,190 shares of its Common Stock, valued at $6,400,000 based on the average NYSE American Stock Exchange closing sale price over the seven trading days preceding November 5, 2025, resulting in a gain on sale of $6,608,315. The Company also entered into a ground lease agreement on November 5, 2025 to concurrently lease the property back for a 20-year term (refer to Note 5 – Leases for further details regarding this lease). As of December 31, 2025 and 2024, the Company had repurchased a total of 752,435 and 276,245 treasury shares, respectively.

On October 24, 2025, a total of 75,000 shares of Class B Non-Voting Common Stock were exchanged for 75,000 shares of Common Stock.

On October 28, 2025, the Company’s shareholders approved an amendment to the 2023 Plan to increase the number of shares of the Company’s common stock from 2,500,000 shares of common stock to 7,500,000 shares of common stock.

On November 6, 2025 (“Effective Date”), the Company entered into a Partner Agreement with a third party for the purpose of increasing awareness of the Company. The term of the Agreement is three years and requires cash payments to the brand ambassador, being a payment at the time of the signing of the agreement, and then on-going payments at defined intervals. During the term of the agreement, the Company will also issue shares of common stock to the ambassador on the 91st day after the effective date of the agreement and every 91 days thereafter. The number of shares of common stock to be issued on each grant date during the term will equal a value of $187,500, such value to be determined based on the volume weighted average price per share during the preceding twenty days during which the NYSE American was open. For the year ended December 31, 2025, the Company made cash payments totaling $125,000.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 10 – EQUITY (Continued)

On November 18, 2025, the Board of Directors authorized the repurchase of up to $10,000,000 of outstanding shares of Common Stock, par value $0.001 per share of the Company (the “Share Repurchase Program”). The Share Repurchase Program expires on December 31, 2026. Repurchases under the Share Repurchase Program may be made from time to time through open-market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. The Company is not obligated under the Share Repurchase Program to acquire any particular amount of Common Stock, and the Company may terminate or suspend the Share Repurchase Program at any time prior to its expiration. The timing and actual number of shares of Common Stock repurchased may depend on a variety of factors, including price, available liquidity, cash flows, general market conditions, and alternative opportunities.

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

The Series B Preferred is convertible at the option of the holder into 1,000 shares of common stock per preferred share (plus accrued dividends), and is considered a potentially dilutive security. For the year ended December 31, 2025, the assumed conversion of the Series B Preferred Stock was anti-dilutive and excluded in the diluted EPS computation. As of December 31, 2025, the Series B Preferred Stock had dividends accrued of $223,875.

The following table sets forth the calculation of earnings per share, with no dividends declared yet, for the years ended December 31, 2025 and 2024, as presented in the accompanying Consolidated Statements of Operations:

For the Year Ended December 31, 2025
	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(397,334)	$(43,696,388)
Less : Series B preferred dividend	$(2,017)	$(221,858)
Net loss attributable to common stock holders - basic	$(399,351)	$(43,918,246)
Denominator:
Basic and diluted weighted average shares outstanding	363,552	39,981,214

Basic and diluted net loss per share of common stock	$(1.10)	$(1.10)

For the Year Ended December 31, 2024
	Class B	Class C	Class D	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(620,265)	$(5,784,717)	$(13,968,689)	$(9,966,084)
Denominator:
Basic and diluted weighted average shares outstanding	724,629	6,758,034	16,319,014	11,642,944

Basic and diluted net loss per share of common stock	$(0.86)	$(0.86)	$(0.86)	$(0.86)

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 12 – WARRANTS AND STOCK OPTIONS

The Company grants, to certain of its directors and employees, warrants and stock options to purchase shares of the Company’s equity. The Company may also issue stock options or warrants to investors in connection with its capital raising and financing activities. In addition, the Company has adopted, and its shareholders have approved the Amended and Restated 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”). Under the 2023 Plan, a total of 2,500,000 shares of Company common stock were initially reserved for awards to directors, officers, employees and consultants. Incentive-compensation awards under the 2023 Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. As of December 31, 2025 and 2024, there were options outstanding under the 2023 Plan to acquire 2,500,000 and 0 shares, respectively, of Company common stock. The options outstanding as of December 31, 2025 have an exercise price of $10.00 per share.

Following is a summary of the warrant and stock options activities during the years ended December 31, 2025 and 2024:

	Number of Warrants and Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	3,029,830	$2.59
Granted	3,158,333	$10.02	$5.64
Exercised	(67,997)	$2.23
Expired and forfeited	(535,873)	$6.34
Outstanding, December 31, 2024	5,584,293	$6.43

Outstanding, December 31, 2024	5,584,293	$6.43
Granted	4,824,250	$10.85	$3.47
Exercised	(138,333)	$3.49
Expired and forfeited	(517,593)	$8.74
Outstanding, December 31, 2025	9,752,617	$8.54		4.22

During the year ended December 31, 2025, the Company granted a total of 4,824,250 warrants and stock options, with (i) 2,500,000 total options granted to JW Roth and Kevin O’Neil as part of the closing upon the real property in McKinney and each agreeing to serve as a personal guarantor of a promissory note issued at that closing, (ii) 900,000 warrants issued to investors as part of the convertible promissory note offering, (iii) an additional 608,750 in total warrants and stock options for contributed services and (iv) 815,500 stock options to employees and directors. As of December 31, 2025, there was a total of 7,456,264 warrants (and stock options) exercisable with an aggregate intrinsic value of $12,303,982. For the total warrants and stock options outstanding of 9,752,617 as of December 31, 2025, the aggregate intrinsic value was $14,329,214. As of December 31, 2025, there was $6,508,123 of unrecognized compensation cost related to non-vested warrants. The equity-based compensation cost, related to warrants and stock options included as a charge to operating expenses in the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024 were $15,345,687 to be recognized over a weighted-average period of 4.22 years and $12,015,133 to be recognized over a weighted-average period of 5.04 years, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 12 – WARRANTS AND STOCK OPTIONS (Continued)

The fair value of the warrants and stock options was estimated using the Black-Scholes-Merton model using the following inputs:

	December 31, 2025	December 31, 2024
Volatility	44.7% to 98.9%	69.3% to 77.4%
Dividends	0.00%	0.00%
Risk-free rate	0.4% to 4.6%	0.4% to 4.8%
Expected Term (years)	3-5	3-5

Stock options and warrants are equity classified, not liability classified, and are not remeasured at fair value.

NOTE 13 – INCOME TAXES

The following table sets forth income before taxes:

	2025	2024
U.S.	(50,781,223)	(32,793,466)
Foreign	-	-
Total income before taxes	(50,781,223)	(32,793,466)

The following table reconciles the statutory income tax rates to actual rates based on income or loss before income taxes as of December 31, 2025 and 2024:

	2025		2024
	Total	Tax Rate	Total	Tax Rate
Income tax benefit at federal statutory rate	(10,664,057)	21.0%	(6,886,628)	21.0%
Non-controlling interest	2,012,411	-4.0%	312,596	-1.0%
Equity based compensation	58,353	-0.1%	1,469,853	-4.5%
Interest expense	266,987	-0.5%	595,025	-1.8%
Financing expense	-	0.0%	525,000	-1.6%
State and local income taxes net of federal tax benefit	(1,450,204)	2.9%	(679,184)	2.1%
Others	(182,978)	0.4%	239,627	-0.7%
Valuation allowance	9,959,488	-19.7%	4,423,711	-13.5%
Provision for income taxes	-	0.0%	-	0%

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 13 – INCOME TAXES (Continued)

Below is a summary of the Company’s deferred tax assets and liabilities:

	2025	2024
Net operating loss and tax credits carry forwards	14,823,636	4,710,756
Lease liability	8,140,324	4,284,550
Investments in partnerships	3,227,176	1,565,317
Equity based compensation	5,291,552	1,493,341
Deferred revenue	338,390	407,571
Others	385,145	44,699
Deferred tax assets before valuation allowance	32,206,223	12,506,234
Valuation allowance	(17,871,255)	(7,911,767)
Deferred tax assets after valuation allowance	14,334,968	4,594,467
Right of use assets	(7,934,400)	(4,122,635)
Fixed assets	(6,400,568)	(471,832)
Deferred tax liabilities	(14,334,968)	(4,594,467)
Net deferred tax assets and liabilities	-	-

The Company has federal net operating loss of $58,310,604 and $18,043,321 as of the current and prior year, respectively. All of the federal net operating loss has an indefinite carry forward period.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Due primarily to its history of operating losses, the Company is unable to conclude that it is more likely than not that it will realize the benefits of its deferred tax assets. Therefore, the Company provided a valuation allowance against the entire net deferred tax assets during current year, reflecting an increase of $9,959,488. Management does not believe that there are significant uncertain tax positions in the current and prior year. There are no interest and penalties related to uncertain tax positions in the current and prior year.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 13 – INCOME TAXES (Continued)

The Company is no longer subject to income tax examinations for federal income taxes before 2022 or for states before 2021. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Therefore, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized. generated as such NOLs are utilized.

NOTE 14 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying amounts of accounts payable and accrued expenses approximated their fair values at December 31, 2025 and 2024. Accounts payable at December 31, 2025 and 2024 were $25,129,485 and $7,283,033, respectively, which primarily consisted of payments to vendors for operations including inventory, marketing, professional services, security, and payments for construction of the Company’s future facilities. Accrued expenses at December 31, 2025 and 2024 were $27,847,751 and $3,556,819, respectively, which included accruals of the Company utilities, property taxes, construction related vendors, insurance, purchases, and interest.

Total accrued expenses consists of the following:

	As of
	December 31,	December 31,
	2025	2024
General operating expenses	$1,044,148	$1,045,617
Property and sales taxes	1,621,961	307,028
Interest accrued on long-term debt and NNN firesuite liability	1,478,322	46,457
Construction costs related to future venues	23,703,320	2,157,717
	$27,847,751	$3,556,819

NOTE 15 – NNN FIRESUITE LIABILITY

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

The Company has accounted for these transactions as financing arrangements rather than as a sale. Because the Company did not transfer control of the suites, no revenue or gain has been recognized on the upfront cash proceeds. In substance, the buyer/lessor is providing financing to the Company, with the Luxe FireSuites as collateral. Accordingly, at inception the Company continues to carry the Luxe FireSuite assets on its Consolidated Balance Sheets at their existing carrying amount, and it has recorded the cash proceeds from the buyer/lessor as a long-term financing liability (reported as “NNN firesuite liability”). The Company did not derecognize any of its real estate or equipment as a result of these transactions, since they do not qualify as sales under the applicable accounting guidance.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 15 – NNN FIRESUITE LIABILITY (Continued)

The financing liability arising from the Luxe FireSuites transactions is included in the Company’s Consolidated Balance Sheets. As of December 31, 2025 and 2024, the balance of the NNN firesuite liability was $31,064,514 and $0, respectively. This reflects the initial proceeds of $30,789,000 received from buyer/lessor and includes $1,327,422 of accreted interest for year ended December 31, 2025. No proceeds were received during the year ended December 31, 2024. For the year ended December 31, 2025, the Company recognized interest expense of $2,111,395 related to the Luxe FireSuites financing, which is included within Interest Expense in the Consolidated Statements of Operations. No interest expense was recognized for the year ended December 31, 2024.

Following is the future maturities of NNN firesuite liability for the year ending December 31,

2026	$1,026,300
2027	1,026,300
2028	1,026,300
2029	1,026,300
2030	1,026,300
Thereafter	25,933,014
Total NNN firesuite liability	$31,064,514

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2026, and identified the following:

On January 5, 2026, the Company and Aramark entered into an amendment to the LOI (the “LOI Amendment”) whereby Aramark agreed to become the exclusive provider of certain food, beverage, catering, concession, retail, custodial, grounds, and facility maintenance services (collectively, the “Services”) at two additional Company amphitheaters to be constructed in El Paso, TX and the greater Houston, TX area beginning upon the date that each facility opens and ending 10 years from the earliest opening date of the Company’s Broken Arrow, OK or McKinney, TX amphitheaters. In connection with the LOI Amendment, Aramark committed an additional $10,005,000 equity investment in the Company by purchasing a total of 667 additional shares of Series B Preferred Stock. In exchange, the Company agreed to issue (i) 333 shares of Series B Preferred Stock for $4.995 million by January 20, 2026, and (ii) 334 shares of Series B Preferred Stock for $5.010 million on October 15, 2026.

The Company granted 3,000,000 options to the Chairman and CEO of the Company on January 20, 2026.

In connection with the Partner Agreement dated November 6, 2025, the Company issued 29,064 shares of Common Stock to the brand ambassador subsequent to December 31, 2025.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

NOTE 17 – SUBSEQUENT EVENTS (Continued)

On February 3, 2026, the Company entered into an Assignment of Purchase and Sale Agreement with Hall at Centennial, LLC, a subsidiary of the Company (the “Subsidiary”), and Old Mill, LLC (“Old Mill”). Following such assignment, on February 3, 2026, the Subsidiary closed on the purchase of land in Centennial, Colorado (the “Centennial Property”) from Old Mill pursuant to the Purchase and Sale Agreement. The purchase price of approximately $12,612,000 for the Centennial Property was paid through a combination of cash and a promissory note in the principal amount of approximately $7,758,000, bearing interest at 4.5% per annum, made by the Company in favor of Old Mill. In connection with the closing of the acquisition, the Subsidiary also entered into a bridge loan (the “Loan”) evidenced by a promissory note in the principal amount of $4,350,000, which bears interest at 7.75% per annum and matures in early May 2026. The proceeds of the Loan were used to satisfy the cash closing delivery obligation for the acquisition of the Centennial Property (as well as to pay off Old Mill’s existing loan secured by the Centennial Property and certain outstanding taxes). The Loan was repaid in full in March 2026.

On March 8, 2026, the Company completed a public offering of 14,340,000 shares of common stock (“Common Stock”), and pre-funded warrants to purchase up to 4,410,000 shares of common stock (“Pre-Funded Warrants”), in lieu of shares of common stock, in each case together with accompanying warrants to purchase up to 18,750,000 shares of common stock (“Common Warrants”). The aggregate public offering price for each share of Common Stock, together with one Common Warrant, was $4.00. The aggregate public offering price for each Pre-Funded Warrant, together with one Common Warrant, was $3.999. The Company also granted the underwriters a 45-day option to purchase up to an additional 2,812,500 shares of common stock and/or 2,812,500 Pre-Funded Warrants and/or 2,812,500 Common Warrants to cover any over-allotments in connection with the offering, which the underwriters exercised in full by March 10, 2026. The sale of shares of Common Stock, Pre-Funded Warrants, and accompanying Common Warrants in the offering generated net proceeds to the Company of approximately $80,100,000 million, after deducting the underwriting discounts and commissions and other offering expenses.

The Company sold an additional $2,217,627 in beneficial interests under the offering conducted by Notes CS I DST, LLC offering by March 31, 2026.

In connection with the Partner Agreement dated September 22, 2025, the Company issued 31,328 shares of Common Stock to the brand ambassador subsequent to December 31, 2025.

