Form 10-Q
period 2026-03-31
Venu Holding Corp
filed 2026-05-15
CIK 1770501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the issuer’s common stock outstanding as of May 15, 2026 was 59,443,877.

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

Although we believe these forward-looking statements are reasonable, all forward-looking statements are subject to various risks and uncertainties, and our projections and expectations may be incorrect. The factors that may affect our expectations regarding our operations include, among others, the following:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues and capital requirements for our current and future amphitheater campus development projects;

●	the level of our revenues, which depends in part on the performance of our restaurants, popularity of concerts and events held at our venues, the performance of the artists who perform at our venues, and our ability to attract such concerts and events;

●	the costs and effectiveness of our marketing efforts, as well as our ability to promote our brands, future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements, our ability to compete effectively with existing competitors and new market entrants;

●	the level of our capital expenditures and other investments;

●	general economic conditions in the metropolitan areas in which our restaurants and venues operate or are being developed;

●	general instability of economic and political conditions in the United States and globally, including inflationary pressures, interest rate fluctuations, slowdown or recession, rising fuel prices, and geopolitical tensions, and the potential impact of economic conditions on our liquidity, operations, and personnel;

●	our ability to raise financing in the future and to obtain additional capital on terms that are favorable to us or at all;

●	the demand for sponsorship and firepit suite interests at our venues and amphitheaters;

●	the effect of any postponements or cancellations by third parties or the Company of scheduled events, whether as a result of a public health emergency due to operational challenges and other health and safety concerns or otherwise;

●	our reliance on third parties;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	compliance with government regulations, including federal and state securities laws, environmental, health, and safety regulations and liabilities thereunder;

●	the performance of the Company’s information technology systems and its ability to maintain data security;

●	the increased expenses associated with being a public company; and

●	other risks described from time to time in our filings with the Securities and Exchange Commission.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in US Dollars)

	As of
	March 31,	December 31,
	2026	2025
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	$56,601,278	$41,306,358
Inventories	512,228	474,467
Prepaid expenses and other current assets	2,624,672	2,546,523
Total current assets	59,738,178	44,327,348
Other assets
Property and equipment, net	381,609,228	305,947,277
Intangible assets, net	127,878	144,558
Operating lease right-of-use assets, net	17,164,052	17,397,009
Investment in EIGHT Brewing	1,999,999	1,999,999
Investment in related parties	555,262	555,262
Security and other deposits	153,358	183,582
Total other assets	401,609,777	326,227,687
Total assets	$461,347,955	$370,555,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$43,415,266	$25,129,485
Accrued expenses	10,141,490	27,847,751
Accrued payroll and payroll taxes	475,467	577,360
Deferred revenue	1,906,770	1,542,564
Current portion of operating lease liabilities	591,976	605,261
Current portion licensing liability	223,333	223,333
Current portion NNN firesuite liability	1,198,400	1,026,300
Current portion of long-term debt	8,168,147	400,108
Total current liabilities	66,120,849	57,352,162

Long-term portion of operating lease liabilities	16,737,525	16,886,027
Long-term licensing liability and other liabilities	9,493,702	8,951,600
Long-term convertible debt	1,917,629	1,907,530
Long-term NNN firesuite liability	35,607,861	30,038,214
Long-term debt, net of current portion	56,450,476	56,568,151
Total liabilities	$186,328,042	$171,703,684
Commitments and contingencies - See Note 16
Mezzanine Equity
Contingently Redeemable Convertible Cumulative Series B Preferred Stock, $0.001 par - 1,342 authorized, 1,008 issued and outstanding at March 31, 2026 and 675 issued and outstanding at December 31, 2025	$15,120,000	$10,125,000
Stockholders’ Equity
Common stock, $0.001 par - 144,000,000 authorized, 57,937,346 issued and 57,261,156 outstanding at March 31, 2026 and 43,536,954 issued and 42,860,764 outstanding at December 31, 2025	58,037	42,961
Class B common stock, $0.001 par - 1,000,000 authorized, 381,235 issued and 304,990 outstanding at March 31, 2026 and December 31, 2025	380	304
Additional paid-in capital	273,159,150	201,188,680
Accumulated deficit	(105,211,275)	(91,454,930)
	$168,006,292	$109,777,015
Treasury Stock, at cost - 752,435 shares at March 31, 2026 and December 31, 2025	(7,900,352)	(7,899,600)
Total Venu Holding Corporation and subsidiaries equity	$160,105,940	$101,877,415
Non-controlling interest	99,793,973	86,848,936
Total stockholders’ equity	$259,899,913	$188,726,351
Total liabilities and stockholders’ equity	$461,347,955	$370,555,035

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

	For the three months ended
	March 31,
	2026	2025
Revenues
Restaurant including food and beverage revenue, net	$2,424,386	$2,044,916
Event center ticket and fees revenue, net	854,811	980,439
Rental and sponsorship revenue, net	621,406	473,804
Total revenues, net	$3,900,603	$3,499,159
Operating costs
Food and beverage	643,691	497,840
Event center	717,715	724,064
Labor	1,518,745	998,947
Rent	481,712	364,377
General and administrative	7,693,271	6,740,311
Equity compensation	1,955,932	11,340,620
Depreciation and amortization	2,375,792	1,375,364
Total operating costs	$15,386,858	$22,041,523

Loss from operations	$(11,486,255)	$(18,542,364)

Other income (expense), net
Interest expense, net	(2,978,733)	(922,886)
Other income	20,795	32,500
Total other expense, net	(2,957,938)	(890,386)

Net loss	$(14,444,193)	$(19,432,750)

Net loss attributable to non-controlling interests	(687,848)	(1,369,020)
Net loss attributable to Venu	(13,756,345)	(18,063,730)
Preferred stock dividend	(147,870)	-
Net loss attributable to common stockholders	$(13,904,215)	$(18,063,730)

Weighted average number of shares of Class B common stock, outstanding, basic and diluted	304,990	379,990
Basic and diluted net loss per share of Class B common stock	$(0.29)	$(0.48)

Weighted average number of shares of Common stock, outstanding, basic and diluted	47,074,491	37,488,778
Basic and diluted net loss per share of Common stock	$(0.29)	$(0.48)

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in US Dollars)

	Class B Common Stock		Common Stock		Additional		Treasury Stock		Total Venu Holding	Non-
	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Number of Shares	Amount	Corporation Equity	Controlling Interests	Total Equity
Balances at December 31, 2025	304,990	$304	42,860,764	$42,961	$201,188,680	$(91,454,930)	752,435	$(7,899,600)	$101,877,415	$86,848,936	$188,726,351
Equity issued for services	-	-	60,392	$60	312,440	-	-	-	312,500	-	312,500
Issuance of common shares and warrants, net of issuance costs	-	-	14,340,000	14,340	79,141,683	-	-	-	79,156,023	-	79,156,023
Equity based compensation	-	-	-	-	1,560,099	-	-	-	1,560,099	-	1,560,099
Contingently Redeemable Convertible Cumulative Series B Preferred Stock dividends accrued	-	-	-	-	(147,870)	-	-	-	(147,870)	-	(147,870)
Subsidiary issuance of shares, net of Venu contributions	-	-	-	-	(8,895,882)	-	-	-	(8,895,882)	14,211,784	5,315,902
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	(578,899)	(578,899)
Class B Common Stock and Common Stock repurchased by Venu	76,245	76	676,190	676	-	-	-	(752)	-	-	-
Net loss	-	-	-	-	-	(13,756,345)	-	-	(13,756,345)	(687,848)	(14,444,193)
Balances at March 31, 2026	381,235	$380	57,937,346	$58,037	$273,159,150	$(105,211,275)	752,435	$(7,900,352)	$160,105,940	$99,793,973	$259,899,913

Balances at December 31, 2024	379,990	$379	37,471,465	$37,472	$144,546,368	$(47,361,208)	276,245	$(1,500,076)	$95,722,935	$35,094,303	$130,817,238
Warrants issued as debt discount with convertible debt transaction	-	-	-	-	526,329	-	-	-	526,329	-	526,329
Equity issued for services	-	-	10,000	10	99,990	-	-	-	100,000	-	100,000
Equity based compensation	-	-	-	-	11,240,620	-	-	-	11,240,620	-	11,240,620
Equity issued for interest for convertible promissory note renewal	-	-	21,876	22	218,738	-	-	-	218,760	-	218,760
Subsidiary issuance of shares, net of Venu purchase of Subsidiary shares	-	-	-	-	(11,378,978)	-	-	-	(11,378,978)	27,346,228	15,967,250
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	(105,426)	(105,426)
Net loss	-	-	-	-	-	(18,063,730)	-	-	(18,063,730)	(1,369,020)	(19,432,750)
Balances at March 31, 2025	379,990	$379	37,503,341	$37,504	$145,253,067	$(65,424,938)	276,245	$(1,500,076)	$78,365,936	$60,966,085	$139,332,021

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in US Dollars)

	For the three months ended March 31,
	2026	2025
Net loss	$(14,444,193)	$(19,432,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	55,957	-
Equity issued for interest on debt	-	218,760
Equity compensation	1,560,099	11,240,620
Equity issued for services	312,500	100,000
Noncash interest and debt discount	400,314	641,609
Noncash lease expense	428,271	92,107
Depreciation and amortization	2,375,792	1,375,364
Changes in operating assets and liabilities:
Inventories	(37,761)	24,256
Prepaid expenses and other current assets	(78,149)	(66,616)
Security and other deposits	30,224	(141,756)
Accounts payable	18,285,781	(1,491,784)
Accrued expenses	(17,854,131)	(2,855,792)
Accrued payroll and payroll taxes	(101,893)	24,900
Deferred revenue	364,206	476,447
Operating lease liabilities	(357,101)	(92,350)
Licensing liability	542,102	850,000
Net cash used in operating activities	(8,517,982)	(9,036,985)
Cash flows from investing activities
Purchase of property and equipment	(65,861,545)	(22,048,943)
Investment in EIGHT Brewing	-	(1,999,999)
Net cash used in investing activities	(65,861,545)	(24,048,942)
Cash flows from financing activities
Receipt of convertible promissory note	-	6,000,000
Proceeds from NNN firesuite liability	5,453,000	-
Proceeds from issuance of Contingently Redeemable Convertible Cumulative Series B Preferred Stock	4,995,000	-
Proceeds from issuance of common warrants and pre-funded warrants	21,796,023	-
Proceeds from issuance of common shares, net of $7,093,977 issuance costs	57,360,000	-
Proceeds from Subsidiary issuance of shares, net of Venu purchase of Subsidiary shares	5,315,902	15,967,250
Principal payments on long-term debt	(166,579)	(82,245)
Payment of promissory note	(4,500,000)	(2,000,000)
Distributions to non-controlling shareholders	(578,899)	(105,426)
Net cash provided by financing activities	89,674,447	19,779,579
Net increase (decrease) in cash and cash equivalents	15,294,920	(13,306,348)
Cash and cash equivalents, beginning	41,306,358	37,969,454
Cash and cash equivalents, ending	$56,601,278	$24,663,106
Supplemental disclosure of non-cash operating, investing and financing activities:
Cash paid for interest	$241,111	$139,119
Cash paid for income taxes	$-	$-
Property acquired via promissory note	$12,215,475	$25,000,000
Accrued preferred stock dividends	$147,870	$-
Debt discounts - warrants	$-	$526,329

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED

MARCH 31, 2026 AND 2025

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Venu Holding Corporation (“Venu” or the “Company”) is a Colorado corporation formed on March 13, 2017. The Company is a hospitality and entertainment business and earns revenues from operating restaurants, hosting events, renting event space and operating outdoor amphitheaters. The Company and its subsidiaries operate within the United States of America.

The Company’s subsidiaries and its interests in each (either directly or indirectly through other subsidiaries) are presented below as of March 31, 2026 and December 31, 2025:

Name of Entity	Place of Incorporation	As of March 31, 2026 Interest	As of December 31, 2025 Interest
Bourbon Brothers Holdings LLC (“BBH”)	Colorado	100%	100%
Bourbon Brothers Smokehouse & Tavern CS, LLC (“BBSTCS”)	Colorado	100%	100%
Bourbon Brothers Presents, LLC d/b/a Phil Long Music Hall at Bourbon Brothers (“BBP”) *	Colorado	89%	89%
Bourbon Brothers Smokehouse and Tavern Centennial, LLC (“BBSTCentennial”)	Colorado	100%	**
Bourbon Brothers Presents Centennial, LLC (“BBPCentennial”)	Colorado	100%	**
Bourbon Brothers Smokehouse and Tavern GA LLC (“BBSTGA”)	Georgia	100%	100%
Bourbon Brothers Presents GA LLC (“BBPGA”)	Georgia	100%	100%
Notes Holding Company LLC (“NH”)	Colorado	100%	100%
The Sunset Amphitheater LLC (“Sunset”) *	Colorado	14%	14%
Hospitality Income & Asset, LLC (“HIA”) *	Colorado	99%	99%
Bourbon Brothers Licensing LLC (“BBL”)	Colorado	100%	100%
GA HIA, LLC (“GAHIA”) *	Colorado	15%	15%
Notes Live Real Estate LLC (“NLRE”)	Colorado	100%	100%
Roth’s Sea & Steak LLC (“Roth Sea”)	Colorado	100%	100%
Sunset Operations LLC (“SunsetOps”)	Colorado	100%	100%
Sunset Hospitality Collection LLC (“SHC”) *	Colorado	53%	54%
Notes Hospitality Collection LLC (“NHC LLC”)	Colorado	100%	100%
Sunset at Broken Arrow LLC (“Sunset BA”) *	Colorado	55%	54%
Sunset Operations at Broken Arrow, LLC (“BAOps”)	Oklahoma	100%	**
Sunset Ground at Broken Arrow, LLC (“BAGround”)	Colorado	100%	100%
Sunset at Mustang Creek LLC (“Sunset MC”)	Colorado	100%	100%
Sunset at McKinney LLC (“Sunset McK”) *	Colorado	68%	68%
Sunset Operations at McKinney, LLC (“McKinneyOps”)	Texas	100%	100%
Sunset Ground at McKinney LLC (“McKGround”)	Colorado	100%	100%
Sunset at El Paso LLC (“Sunset EP”) *	Colorado	98%	98%
Sunset Operations at El Paso LLC (“EPOps”)	Colorado	100%	100%
Sunset Ground at El Paso LLC (“EPGround”)	Colorado	100%	100%
Polaris Pointe Parking LLC (“PPP”)	Colorado	100%	100%
Venu Income LLC (“Income”) *	Colorado	94%	94%
Venu VIP Rides LLC (“Rides”) *	Colorado	50%	50%
Notes CS I, DST (“Trust”) *	Delaware	81%	86%
Notes CS I Holdings, LLC (“Holdings LLC”)	Colorado	100%	100%
Notes CS I ST, LLC (“Signatory”)	Colorado	100%	100%
Venu LuxeSuite Holdings, LLC (“Luxe”)	Colorado	100%	100%
Venu 280, LLC (“Artist 280”)*	Colorado	100%	100%
Venu Presents LLC (“Venu Presents”)	Colorado	100%	100%
Sunset at Houston in Webster LLC (“Sunset HOU”) *	Colorado	97%	98%
Hall at Centennial LLC (“Hall at Centennial”) *	Colorado	85%	93%

*	These entities are considered majority-owned subsidiaries or variable interest entities and they are consolidated into the Company’s consolidated financials.
**	These entities were formed after December 31, 2025, so the Company did not have an interest in them as of that date.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Bourbon Brothers Holdings LLC (“BBH”) is a holding company designed to own and manage each of the Bourbon Brothers-related operating entities.

Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBSTCS”) is the sole owner and operator of the Bourbon Brothers Smokehouse & Tavern (“BBST”) restaurant operations in Colorado Springs, Colorado (such restaurant, “BBST CO”). The restaurant building is leased from Hospitality Income & Asset, LLC (“HIA”), a majority-owned subsidiary of the Company, whom the Company has a lease with and in which the Company purchased a majority interest in during the year ended December 31, 2022 (refer to Note 5 – Leases for details regarding the lease arrangement, and refer to Note 7 – Related Party Transactions for further details of this acquisition).

Bourbon Brothers Presents, LLC d/b/a Phil Long Music Hall (“BBP”) specializes in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements, at the Company’s event venue in Colorado Springs, Colorado (“BBP CO”), which became known as “Phil Long Music Hall at Bourbon Brothers” in August 2024 pursuant to a naming-rights agreement. Additionally, BBP utilizes the Phil Long Music Hall event venue to host corporate events and weddings, among other utilizations of the facility. BBP is the sole owner and operator of the Phil Long Music Hall facility. The Phil Long Music Hall building is leased from HIA, a related party (refer to Note 5 – Leases for further details). The Company owns 89% of BBP and 100% of its voting control, and it consolidates BBP into its financials.

Bourbon Brothers Smokehouse and Tavern Centennial, LLC (“BBSTCentennial”) is the sole owner and operator of what will be the Company’s BBST restaurant in Centennial, Colorado (“BBST Centennial”), which is expected to open in early to mid-2027.

Bourbon Brothers Presents Centennial, LLC (“BBPCentennial”) will operate as the Company’s concert and event venue in Centennial, Colorado (“BBP Centennial”), which is expected to open in early to mid-2027. BBP Centennial will specialize in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements, and the BBP Centennial concert and event venue facility is expected to be utilized for corporate events and weddings.

Bourbon Brothers Smokehouse and Tavern GA LLC (“BBSTGA”) is the sole owner and operator of the BBST restaurant operations in Gainesville, Georgia (such restaurant, “BBST GA”).

Bourbon Brothers Presents GA LLC (“BBPGA”) operates as the Company’s concert and event venue in Gainesville, Georgia (“BBP GA”), specializing in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements. Additionally, the BBP GA concert and event venue facility is utilized to host corporate events and weddings. BBPGA is the sole owner and operator of the facility operations.

Bourbon Brothers Licensing, LLC (“BBL”) is designed to exclusively serve as the entity which licenses the Bourbon Brothers brand.

Notes Holding Company, LLC (“NH”) is a pass-through entity established to hold the Company’s equity interests in various subsidiaries.

13141 BP, LLC (“13141 BP”) was acquired by the Company on June 26, 2024. The Company purchased 100% of the membership units from 13141 BP’s members. 13141 BP owned the land and buildings that one of the Company’s former restaurant operating entities used pursuant to a lease arrangement. The Company owned 100% of 13141 BP and 100% of its voting control until 13141 BP’s sale of the land and building to a third party on July 18, 2025. Upon the sale, the Company determined the disposed component does not meet discontinued-operations criteria, so its financial impacts are reported within the normal results of continuing operations (and not segregated below income from continuing operations).

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

The Sunset Amphitheater LLC (“Sunset”) operates as the Company’s first multi-seasonal, hospitality-focused music amphitheater located in Colorado Springs, Colorado, which opened in August 2024 and is now known as “Ford Amphitheater” pursuant to a naming-rights agreement. The Company owns 14% of this variable interest entity and 100% of its voting control, and it consolidates Sunset into its financials.

Hospitality Income & Asset, LLC (“HIA”) was acquired by the Company on April 1, 2022 and owns the land and buildings used for the operations of BBST CO and BBP CO pursuant to existing lease arrangements between HIA and each of BBST (with respect to BBST CO) and BBP (with respect to BBP CO) . The Company owns 99% of HIA and 100% of its voting control, and it consolidates HIA into its financials.

GA HIA, LLC (“GAHIA”) owns the land and buildings that both BBSTGA and BBPGA currently use for their restaurant and music venue operations pursuant to existing lease arrangements. GAHIA is the Colorado-based entity that holds the Company’s Georgia-based operations. The Company owns 15% of this variable interest entity and 100% of its voting control, and it consolidates GAHIA into its financials.

Notes Live Real Estate LLC (“NLRE”) holds title to certain Company real estate assets.

Roth’s Sea & Steak LLC (f/k/a Roth’s Seafood and Chophouse, LLC) (“Roth Sea”) operates as the Roth’s Sea & Steak restaurant (“Roth’s) adjacent to Ford Amphitheater, which opened November 8, 2025.

Sunset Operations LLC (“Sunset Ops”) is the operating entity that manages the operations of Ford Amphitheater, which opened August 9, 2024.

Sunset Hospitality Collection LLC (“SHC”) owns the building that is leased to Roth’s Sea and NHC, which opened to the public in early November 2025. The Company, through NLRE, owns 53% of SHC and 100% of its voting control, and it consolidates SHC into its financials.

Notes Hospitality Collection LLC (“NHC LLC”) is the operating entity that manages the venue rentals and 1,200 additional seats of Notes Hospitality Collection (“NHC”), which can be utilized to view the concerts and shows at Ford Amphitheater and opened to the public in early November 2025. NHC consists of two premier, configurable hospitality spaces that frame either side of Roth’s and can be used for hosting corporate events, weddings, trade shows, conventions, and other events.

Sunset at Broken Arrow LLC (“Sunset BA”) will operate as a multi-seasonal, hospitality-focused music amphitheater located in Broken Arrow, Oklahoma (“The Sunset Broken Arrow”), which officially broke ground in October 2025 and is expected to open in Fall 2026. The Company, through NLRE, owns 55% of Sunset BA and 100% of its voting control, and it consolidates Sunset BA into its financials.

Sunset Operations at Broken Arrow, LLC (“BAOps”) is the operating entity that manages The Sunset Broken Arrow’s operations.

Sunset Ground at Broken Arrow, LLC (“BAGround”) owns the land that Sunset BA will be constructed on.

Sunset at Mustang Creek LLC (“Sunset MC”) was planned to be a hospitality-focused music amphitheater located in Mustang Creek, Oklahoma. The Company decided not to move forward with operations in this municipality in 2025.

Sunset at McKinney LLC (“Sunset McK”) will operate as a multi-seasonal, hospitality-focused music amphitheater located in McKinney, Texas (“The Sunset McKinney”), which officially broke ground in June 2025 and is expected to open in Q1 2027. The Company, through NLRE, owns 68% of Sunset McK and 100% of its voting control, and it consolidates Sunset McK into its financials.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Sunset Operations at McKinney, LLC (“McKinneyOps”) is the operating entity that manages The Sunset McKinney’s operations.

Sunset Ground at McKinney LLC (“McKGround”) owns the land that Sunset McK will be constructed on.

Sunset at El Paso, LLC (“Sunset EP”) will operate as a multi-seasonal, hospitality-focused music amphitheater located in El Paso, Texas (“The Sunset El Paso”), which officially broke ground in November 2025 and is expected to open in Fall 2027. The Company, through NLRE, owns 98% of Sunset EP and 100% of its voting control, and it consolidates Sunset EP into its financials.

Sunset Operations at El Paso LLC (“EPOps”) is the operating entity that manages The Sunset El Paso’s operations.

Sunset Ground at El Paso LLC (“EPGround”) owns the land that Sunset EP will be constructed on.

Polaris Pointe Parking LLC (“PPP”) owned the land for parking at Ford Amphitheater. On October 27, 2025, NLRE conveyed this property to a related party pursuant to a purchase and sale agreement that closed on November 5, 2025 (refer to Note 10 – Equity for further details), and it was then leased back for a 20-year term pursuant to a ground lease agreement (refer to Note 5 – Leases for further details).

Venu VIP Rides LLC (“Rides”) is an entity that provides transportation services to Venu’s employees and shareholders. The Company owns 50% of Rides and 100% of its voting control, and it consolidates Rides into its financials.

Notes CS I, DST (“DST”) is an entity that owns the land that The Sunset Amphitheater, LLC has its improvements on for the Ford Amphitheater. On August 22, 2024, NLRE conveyed the 9.41 acres of real property upon which the Ford Amphitheater is located to Notes CS I Holdings, LLC, a wholly owned subsidiary of Venu (“Holdings LLC”), and Holdings LLC conveyed that property to Notes CS I, DST, a Delaware Statutory Trust (the “Trust”) in exchange for a 100% of the beneficial interests in the Trust. The signatory trustee for the Trust is Notes CS I ST, LLC, a wholly owned subsidiary of Venu. Beneficial owners have no voting rights with respect to the affairs of the Trust and do not have legal title to any portion of the property held by the Trust. Instead, the signatory trustee has the sole power and authority to manage the activities and affairs of the Trust, including the power and authority to sell the property and the Trust holds legal title to the property. Under the documents governing the Trust, beneficial interest holders are entitled to distributions on a pro rata basis of the base rent payments made to the Trust from the ground tenant. Holdings, LLC has sold beneficial interests to third parties but in no event is it expected that Holdings LLC would cease to hold a beneficial interest in the Trust.

Venu LuxeSuite Holdings, LLC (“Luxe”) is an entity that provides real estate investment opportunities to investors through triple-net (“NNN”) lease arrangements, which provide for the sale of use rights and the concurrent lease-back of certain luxury concert suites (each, a “Luxe FireSuite”) at certain of the Company’s Sunset Amphitheater venues. The Company owns 100% of Luxe and 100% of its voting control, and it consolidates Luxe into its financials.

Venu 280, LLC d/b/a Artist 280 (“Artist 280”) is an entity created, in part, to provide private air and travel services to artists who perform at certain Company venues. The Company owns 100% of Artist 280 and 100% of its voting control, and it consolidates Artist 280 into its financials.

Venu Presents LLC (“Venu Presents”) is the operator that manages the Sunset Amphitheater in McKinney, TX operations and premises.

Sunset at Houston in Webster, LLC (“Sunset HOU”) will operate as a multi-seasonal, hospitality-focused music amphitheater located in the greater Houston, Texas area (“The Sunset Houston”), which is expected to open in Spring 2028. The Company owns 97% of Sunset HOU and 100% of its voting control, and it consolidates Sunset HOU into its financials.

Hall at Centennial LLC (“Hall at Centennial”) owns the land and buildings that will be used for the restaurant and music venue operations of both BBST Centennial and BBP Centennial pursuant to existing lease arrangements. Hall at Centennial is the Colorado-based entity that holds the Company’s Centennial, CO-based operations. The Company owns 85% of this variable interest entity and 100% of its voting control, and it consolidates Hall at Centennial into its financials.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC.

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

The Company had an accumulated deficit of $105,211,275 and $91,454,930 as of March 31, 2026 and December 31, 2025, respectively, and incurred net losses of $14,444,193 and $19,432,750 for the three months ended March 31, 2026 and 2025, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s plan to add additional venue locations and continue its business operations, Venu believes that such substantial doubt has been alleviated. The Company believes that cash on hand, anticipated improved profitability in 2026 from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, the full season of operations of Ford Amphitheater in 2026, including Roth’s Sea & Steak and Brohan’s, the anticipated opening of The Sunset BA in Broken Arrow, OK in Fall 2026, and additional capital raising and debt financing, including the issuance of Series B Preferred Shares in January 2026 and a public offering completed in March 2026, will allow the Company to continue its business operations for at least 12 months from the date of this Quarterly Report. Nonetheless, the Company’s continued implementation of its business plan to open under development venues and add additional locations is dependent on its future engagement in strategic locations, real estate transactions, capital raising, and debt financing. There is no guarantee that the Company will be able to execute on these plans. If the Company is unable to enter into strategic relationships and transactions, the Company may be required to delay its business plan implementation for future expansion, which would have a material adverse impact on the Company’s growth plan.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned, majority-owned subsidiaries and variable interest entities. For those entities that aren’t wholly owned by Company, the Company assesses the voting and management control to confirm the Company is the primary beneficiary of the majority-owned subsidiaries and variable interest entities. All intercompany accounts and transactions have been eliminated upon consolidation. See “Organization” and “Non-Controlling Interest and Variable Interest Entities” for further discussions of the entities that are majority-owned subsidiaries and variable interest entities. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. See “Investments in related parties” for further discussion.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all highly liquid investments with an original maturity of three months or less. Our cash and cash equivalents include bank accounts as well as interest-bearing accounts consisting primarily of bank deposits and money market accounts managed by third-party financial institutions. As of March 31, 2026, the Company had $50,768,332 of cash and cash equivalents in the form of money market accounts. As of December 31, 2025, the Company had $23,095,342 of cash and cash equivalents in the form of money market accounts. The Company earned interest income of $127,671 and $127,486 for the three months ended March 31, 2026 and 2025, respectively. Cash and cash equivalents may exceed federally insured limits.

Inventories

Inventories, consisting principally of food, beverages and supplies, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. The Company reviews inventory on a weekly basis and determines if slow-moving or obsolete inventory exists. No allowance is deemed necessary as of March 31, 2026 and December 31, 2025.

Investments in related parties

The Company currently accounts for certain investments using a practical expedient to measure these investments that do not have a readily determinable fair value in accordance with Accounting Standards Codification (“ASC”) 321, Investments - Equity Securities; ASC 325, Investments – Other; ASC 810, Consolidation; and ASC 820, Fair Value Measurement. The investments are initially recognized at cost. Any income or loss from these investments are recognized on the Unaudited Condensed Consolidated Statements of Operations, net of operating expenses. The carrying value of the Company’s investments are assessed for indicators or impairment at each balance sheet date. Under this method of accounting, the investment is derecognized once the Company’s interest in the investment is sold or impaired. Upon sale, any proportionate gain or loss is recognized in the Unaudited Condensed Consolidated Statements of Operations as other income. See Note 7 – Investments in Related Parties and Note 8 – Related Party Transactions for further discussion.

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

Impairment Assessment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An evaluation for impairment is performed at the lowest level of identifiable cash flows. An impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. No impairment loss was recognized during the three months ended March 31, 2026 and 2025, respectively.

Provision for Uncollectible Accounts

See “Recently Issued and Adopted Accounting Pronouncements” herein for additional information on the adoption of ASU 2025-05 and the practical expedient related to credit losses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. This ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied. The Company recognizes revenue from restaurant sales when food and beverage products are transferred to the customer. Revenue from a venue rental, concert or show is recognized when the event, concert or show occurs. Amounts collected in advance of the event are recorded as deferred revenue until the event occurs. Amounts collected from sponsorship agreements, which are not related to a single event, are classified as deferred revenue and recognized over the term of the agreements as the benefits are provided to the sponsors. As of March 31, 2026 and December 31, 2025, deferred revenue totaled $1,906,770 and $1,542,564, respectively. As of March 31, 2025 and December 31, 2024, deferred revenue totaled $2,004,606 and $1,528,159, respectively. During the three months ended March 31, 2026, the Company recognized $559,477 in revenue from its deferred revenue balance as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized $718,722 in revenue from its deferred revenue balance as of December 31, 2024. There are no refunds or allowance for refunds in accordance with the Company’s reservation policies.

Long-term Licensing Agreement

The Company accounts for suite licensing agreements for NHC and its owners club memberships for The Sunset BA, The Sunset McKinney, and The Sunset Houston as long-term licensing liabilities. The suite licensing agreements for NHC grants the licensee with the exclusive access to a Luxe FireSuite over a 99-year lease term commencing on the date of the first ticketed event. The agreements require a one-time upfront fee of $200,000, which is amortized over 30 years, representing the estimated useful life of the amphitheater and the period over which the licensee is expected to utilize the suite. The amortization of these suite license fees started to be recognized in June 2025 when NHC fully opened its suites in Colorado Springs, Colorado.

Each owners club membership for The Sunset BA, The Sunset McKinney, and The Sunset Houston entitles each member to perpetual access to two tickets to a Luxe FireSuite and requires a one-time upfront deposit, ranging from $25,000 to $50,000 under a financing option, or $100,000 to $200,000 for a fully prepaid membership. Members who elect the financing option are required to pay the membership fee in six installments, with the initial deposit of $25,000 or $50,000 due upon execution of the membership agreement, followed by five equal installments of the remaining balance due annually on or before 120 days prior to the first scheduled public event at each of the amphitheaters in each subsequent year from 2026 to 2030. The owners club membership fees are expected to begin amortization for The Sunset BA in Fall 2026, The Sunset McKinney in Q1 2027, and The Sunset Houston in Spring 2028, when these venues are slated to open, and continue in perpetuity for the lifetime of the amphitheater. For the three months ended March 31, 2026, the Company recognized rental income totaling $55,833 from prepaid licenses.

Operator Agreements

The Company contracted with a subsidiary of the Anschutz Entertainment Group, AEG Presents-Rocky Mountains, LLC (“AEG Presents”), a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within the Company’s Amphitheater Operations, its pre-sells naming rights to its amphitheater(s) by partnering with industry-leading brands under naming-rights agreements. The Company generates net profits that are split with AEG Presents through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at the Company’s venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event the Company promotes and hosts, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within the Company’s net amphitheater revenue recognition from AEG Presents. As of March 31, 2026 and December 31, 2025, the Company had a net (payable) receivable of $(66,884) and $225,822, respectively. There is no allowance for credit losses as the Company believes any receivable balance is fully collectible or will be offset by operating expenses owed by the Company to AEG Presents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 1, 2025, the Company entered into a Multi-Event Incentive Agreement with Live Nation Worldwide, Inc. (“Live Nation”) in connection with The Sunset BA amphitheater being developed in Broken Arrow, Oklahoma. The agreement provides incentives to Live Nation to book and promote live music concerts, comedy events and other mutually approved entertainment events at The Sunset BA. The incentive payment is based on the number of tickets sold at each event during each contract year, which is based on a tiered chart with varying incentive payments per ticket sold depending on the range of total tickets sold per contract year. A bonus payment will be paid to Live Nation for one dollar for each ticket sold at each event where the gross revenue of ticket sales for an event equal to or is greater than $650,000. The incentive and bonus payments payable to Live Nation will begin when the first event is held at The Sunset BA, which is anticipated to open in Fall 2026.

On December 10, 2025, the Company entered into an Operator Agreement with Live Nation to lease the premises on which The Sunset McKinney amphitheater is being developed in McKinney, Texas. The agreement provides for a revenue-sharing arrangement whereby Live Nation will pay the Company a percentage of the net profits generated from Live Nation’s events at The Sunset McKinney, after deducting applicable event-related expenses and other costs and expenses chargeable to the parties’ co-promotion of events. The agreement also names Live Nation as the exclusive third-party booking agency for all events held at The Sunset McKinney. The agreement may be terminated without penalty if certain conditions are not satisfied or may otherwise be terminated upon an uncured event of default.

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

Advertising Expenses

Advertising costs are expensed as incurred and included in operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. Total advertising expenses were approximately $1,211,103 and $1,494,456 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pre-Opening Expenses

Non-capital expenditures associated with opening a new restaurant, event center, or amphitheater are expensed as incurred. These costs consist of expenses incurred before the opening of a new location and include occupancy, labor, travel, training, food, beverage, marketing and other initial supplies and expenses. These costs are included in general and administrative expenses reported in our Unaudited Condensed Consolidated Statements of Operations.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization of debt issuance costs of $111,567 and $641,609 for three months ended March 31, 2026 and 2025, respectively, are included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Equity Compensation

The Company recognizes equity compensation expense based on the fair value of the warrants or stock options at the time of the grant or issuance. Share-based compensation includes warrants and stock options issued to the Company’s employees. These may vest immediately or vest evenly up to five years. The exercise price of a warrant or stock option is the fair value of the Company’s stock price on the grant date.

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

Equity Awards with Market Performance Conditions

The fair value and derived service period of performance-based awards granted with market performance conditions are estimated on the grant date using a Monte Carlo simulation model. A Monte Carlo simulation model requires inputs such as the risk-free interest rate, expected award term, and expected share price volatility. These inputs, which are subjective and generally require significant judgment, are unique to each award based on the best available information at the valuation date. For such awards, equity compensation is recognized straight-line over the derived service period, which is the median period over which each individual market performance milestone is achieved. Equity compensation expense will continue to be recognized over the expected achievement period for the market performance milestone as the service condition continues to be satisfied, unless the market performance milestone is achieved earlier than its expected achievement period, in which a cumulative expense adjustment would be recognized for the remaining portion of unrecognized equity compensation.

Sale of Subsidiary Class B and Class C Units

The Company accounts for the sale of Class B and Class C non-voting units through its subsidiary companies as permanent equity. Holders of Class B and Class C non-voting units are granted exclusive access to designated Luxe FireSuites at the Sunset Amphitheaters located in BA, EP, McKinney, and Houston, and are entitled to an annual preferred return ranging from 4% to 8%. Investors are required to pay either a cash deposit upfront or make a cash deposit under a 20-year financing arrangement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company is a C corporation, while the Company’s subsidiaries (except for Notes CS I, DST) are limited liability companies (“LLCs”) that have elected to be taxed as partnerships. As LLCs, management believes that these subsidiaries are not subject to income taxes, and such taxes are the responsibility of the respective members. The subsidiary LLCs are still in place, with the parent Company filing as a corporation.

Non-Controlling Interest and Variable Interest Entities

The non-controlling interests (“NCIs”) represent capital contributions and distributions, income and loss attributable to the owners of the Company’s less-than-wholly-owned consolidated entities and are reported in equity. NCIs are evaluated by the Company and are shown as permanent equity. Net income (loss) attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the holders of the NCIs in the accompanying Unaudited Condensed Consolidated Statements of Operations. The net income (loss) attributable to NCIs is classified in the Unaudited Condensed Consolidated Statements of Operations as part of consolidated net income (loss) and deducted from total consolidated net income (loss) to arrive at the consolidated net income (loss) attributable to the Company. The Company has evaluated its investments in its consolidated entities in order to determine if they qualify as variable interest entities (“VIEs”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounts for the change in its ownership interest while it retains its 100% controlling financial interest, as the Company owns 100% of the voting membership interest, in all of its majority-owned subsidiaries and VIEs as equity transactions. As such, the Company is the entity that holds the majority, and only, voting interests and is also the primary beneficiary of the VIEs. The VIEs meet or will meet the definition of a business once open for operations and each VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations. The Company is the holder of controlling variable interests in its VIEs and is also the holder as the primary beneficiary of all of its VIEs. The VIEs exist for the Company’s operations and purposes. The Company is the sole manager of the legal entity and operating manager of the VIEs. The Company would provide support to the VIEs, including events that may expose the Company to the VIEs reporting losses. The Company directly controls each VIE’s financial position in terms of operations, construction, acquisition of real estate, financial performance and directs its cash flows. As the VIEs issue voting equity interests to the Company, the Company holds 100% voting interest and is also the primary beneficiary of each VIE.

The carrying value of the NCI should be adjusted to reflect the change in the Company’s ownership interest in the subsidiary, and differences between the fair value of the consideration received and the amount by which the NCI is adjusted should be recognized in equity attributable to the Company. This may be shown as NCI and as additional paid in capital to the Company, which, when combined, reconcile to the subsidiary issuance of shares as shown in the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity. If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings. These may be majority-owned subsidiaries or VIEs that the Company has 100% voting control of.

During 2025, the Company bought 5,100,000 membership units of SHC. This purchase transaction did not result in a change in control of SHC.

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of March 31, 2026 and December 31, 2025:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes DST	Sunset HOU	Hall at Cen	Total
ASSETS
Cash and cash equivalents	40,225	56,266	57,811	184,840	322,556	29,031,757	18,021,719	57,460	6,308	14,912	285,305	278,406	41,659	48,399,224
Property and equipment, net	123,785	46,497,339	9,232,600	10,180,208	42,961,407	56,379,662	118,477,450	1,695,530	-	-	-	9,500	8,302,442	293,859,923
Other assets	1,120,172	594,831	591,518	438,217	526,333	290,834	17,652,941	6,847,073	3,154,413	1,737	8,265,718	10,014,784	2,700,202	52,198,773
Total assets	1,284,182	47,148,436	9,881,929	10,803,265	43,810,296	85,702,253	154,152,110	8,600,063	3,160,721	16,649	8,551,023	10,302,690	11,044,303	394,457,920
LIABILITIES
Accounts payable	143,810	689,568	125,419	1,599	1,612,243	40,625,418	84,976,754	1,106,822	18,500	3,775	30,984	337,215	403,165	130,075,272
Accrued expenses and other	337,223	201,145	338,593	265,237	179,569	6,438,706	218,367	20,888	-	657	1,979	94,947	7,980,878	16,078,189
Other long-term liabilities	963,753	-	2,831,141	3,858,708	5,508,641	675,000	26,972,360	-	-	-	-	175,000	-	40,984,603
Total Liabilities	1,444,786	890,713	3,295,153	4,125,544	7,300,453	47,739,124	112,167,481	1,127,710	18,500	4,432	32,963	607,162	8,384,043	187,138,064
Stockholders’ Equity & NCI	(160,604)	46,257,723	6,586,776	6,677,721	36,509,843	37,963,129	41,984,629	7,472,353	3,142,221	12,217	8,518,060	9,695,528	2,660,260	207,319,856
Total liabilities and equity	1,284,182	47,148,436	9,881,929	10,803,265	43,810,296	85,702,253	154,152,110	8,600,063	3,160,721	16,649	8,551,023	10,302,690	11,044,303	394,457,920

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes DST	Sunset HOU	Hall at Cen	Total
ASSETS
Cash and cash equivalents	53,337	362	163,403	280,933	508,141	797,593	2,611,759	2,222,234	538,035	6,343	169,547	1,683,056	756,160	9,790,903
Property and equipment, net	132,311	46,992,411	9,466,022	10,270,541	42,941,425	64,726,088	92,234,432	1,629,290	-	-	-	-	132,744	268,525,264
Other assets	1,062,258	10,000	606,150	404,845	964,476	2,738,369	13,976,710	4,932,073	2,704,413	14,476	6,500,000	7,042,004	508,550	41,464,324
Total assets	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	319,780,491
LIABILITIES
Accounts payable	45,277	3,435	95,163	4,788	629,355	28,838,639	24,235,272	593,165	14,999	3,652	15,000	39,077	37,113	54,554,935
Accrued expenses and other	281,692	760,786	507,459	356,843	515,920	6,988,928	15,824,951	531,312	30,000	761	1,979	121,119	104,304	26,026,054
Other long-term liabilities	978,063	-	2,879,468	3,901,428	5,937,119	675,000	26,701,800	-	-	-	-	25,000	-	41,097,878
Total Liabilities	1,305,032	764,221	3,482,090	4,263,059	7,082,394	36,502,567	66,762,023	1,124,477	44,999	4,413	16,979	185,196	141,417	121,678,867
Stockholders’ Equity & NCI	(57,126)	46,238,552	6,753,485	6,693,260	37,331,648	31,759,483	42,060,878	7,659,120	3,197,449	16,406	6,652,568	8,539,864	1,256,037	198,101,624
Total liabilities and equity	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	319,780,491

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table is a summary of the Company’s NCIs for the three months ended March 31, 2026 and 2025:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset MC	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes CS 1	Sunset HOU	Hall at Cen	Total
Balance at December 31, 2025	(147,606)	16,983,428	566,708	6,312,830	24,051,400	16,772,826	(941,678)	20,736,223	108,534	244,154	(5,837)	1,805,213	212,236	150,505	86,848,936
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/26	(17,824)	38,036	(2,487)	95,085	(220,552)	(106,150)	-	(300,841)	(2,988)	(128)	(2,095)	(42,151)	(18,068)	(107,685)	(687,848)
Subsidiary issuance of shares, net of Venu contributions	-	-	-	-	(8,614,173)	6,934,907	-	13,221,129	(140,339)	(9,567)	-	1,933,739	251,325	634,763	14,211,784
Distributions to non-controlling shareholders	-	-	(907)	(101,591)	(296,501)	-	-	-	-	(53,168)	-	(126,732)	-	-	(578,899)
Balance at March 31, 2026	(165,430)	17,021,464	563,314	6,306,324	14,920,174	23,601,583	(941,678)	33,656,511	(34,793)	181,291	(7,932)	3,570,069	445,493	677,583	99,793,973

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset MC	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes CS 1	Luxe	Sunset Hou	Hall at Cen	Total
Balance at December 31, 2024	(91,207)	20,093,064	585,324	6,631,807	3,137,216	110,810	(65,428)	4,595,687	-	-	(3,595)	100,625	-	-	-	35,094,303
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/25	(6,373)	(741,280)	(3,023)	77,831	(145,314)	(88,367)	177	(458,850)	-	(700)	(2,629)	(492)	-	-	-	(1,369,020)
Subsidiary issuance of shares, net of Venu purchase of Subsidiary shares	-	-	-	-	13,770,625	2,596,672	-	10,953,701	-	15,968	-	9,262	-	-	-	27,346,228
Distributions to non-controlling shareholders	-	-	(909)	(98,064)	-	-	-	-	-	-	-	(6,453)	-	-	-	(105,426)
Balance at March 31, 2025	(97,580)	19,351,784	581,392	6,611,574	16,762,527	2,619,115	(65,251)	15,090,538	-	15,268	(6,224)	102,942	-	-	-	60,966,085

Revision of Non-Controlling Interest Presentation in Previously Issued Financial Statements

The Company revised the presentation of subsidiary issuance of shares, net of Venu contributions, to properly reflect the allocation between NCI and additional paid-in capital within consolidated equity. As a result, NCI increased and additional paid-in capital decreased by $20,864,007 in the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2025. This revision had no impact on total consolidated equity.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (OBBBA) into law, which is considered the enactment date under U.S. GAAP. This legislation introduces several provisions affecting businesses, including the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, modifications to the international tax framework, and favorable tax treatment for certain other business provisions. Key corporate tax provisions include existing 21% corporate income tax rate made permanent, the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low Tax Income (GILTI) and Foreign- Derived Intangible Income (FDII) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2025. The legislation does not impact the Company’s prior years’ financial statements. The Company will evaluate the impact of the newly enacted tax law and its impact on the Company’s forecasted annual effective tax rate in subsequent periods as required.

Reclassifications for Presentation

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. In the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025, the Company reclassified $100,000 of equity-based compensation to equity issued for services. These reclassifications will recur in the Company’s upcoming quarterly and annual filings.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net, were as follows:

	As of	As of
	March 31,	December 31,
	2026	2025
Leasehold Improvements	$191,059	$191,059
Furniture and equipment	14,573,680	14,500,083
Land and buildings	170,883,888	157,646,079
Aircraft	23,538,763	23,538,763
Construction in progress	187,309,898	122,737,630
	$396,497,288	$318,613,614
Accumulated depreciation and amortization	(14,888,060)	(12,666,337)
	$381,609,228	$305,947,277

Depreciation and amortization expenses relating to property and equipment for the three months ended March 31, 2026 and 2025 were $2,359,112 and $1,358,685, respectively.

NOTE 4 - INTANGIBLES

Intangible assets subject to amortization consist of the following:

	Useful	March 31,	December 31,
	Life	2026	2025
Naming rights	6 years	$400,314	$400,314
Accumulated amortization		(272,436)	(255,756)
Intangible assets, net		$127,878	$144,558

The intangible naming rights asset was put into use in 2023. Amortization expense relating to the intangible assets for the three months ended March 31, 2026 and 2025 were $16,680 and $16,680, respectively. The estimated amortization expense for the twelve months ended March 31, 2027 and thereafter is as follows:

2027	$66,719
2028	61,159
$127,878

NOTE 5 – LEASES

The Company leases the properties used for some of its restaurants, venues, office space and parking spaces.

The Company leases its office space from an unrelated party. The lease is until November 30, 2029 and escalates in base rent by 1.3% each year. Additionally, the Company previously leased an executive apartment from an unrelated party, which lease was terminated early in January 2026.

On November 5, 2025, the Company, through its wholly owned subsidiary NLRE, closed on a sale-leaseback transaction, pursuant to which it sold the 5.5 acres of land owned by PPP used for parking for Ford Amphitheater (such land, together with improvements thereon, the “Property”) to a related party (the “Landlord”) and concurrently entered into a ground lease agreement with the Landlord to lease the Property for a 20-year term under an NNN lease structure with an option to re-purchase the Property within the first three years of the closing date of the sale at a fixed price, which would return the asset to the Company’s balance sheet. The Landlord is wholly owned by a significant shareholder of the Company. Annual base rent is initially $1,050,000 and escalates by 2.5% each year beginning on November 5, 2026.

Total rent expense related to leased assets including short-term leases and variable costs were $509,264 and $413,220 for the three months ended March 31, 2026 and 2025, respectively. Total cash paid for rent expense to leased assets was $366,241 and $120,598 for the three months ended March 31, 2026 and 2025, respectively.

The following table shows balance sheet information related to the operating leases:

		As of
		March 31,	December 31,
Balance Sheet Information	Classification	2026	2025
Assets
Right-of-use assets	Operating Leases	$17,164,052	$17,397,009
Liabilities
Current portion of lease liabilities	Operating Leases	$591,976	$605,261
Long-term portion of lease liabilities	Operating Leases	$16,737,525	$16,886,027
Total lease liabilities		$17,329,501	$17,491,288

NOTE 5 – LEASES (Continued)

The future minimum lease payments of existing operating lease liabilities are as follows:

For the twelve months ending
March 31,
2027	$1,426,210
2028	1,350,717
2029	1,358,499
2030	1,306,431
2031	1,171,076
Thereafter	20,807,754
Total lease payments	$27,420,687
Less: imputed interest	(10,091,186)
Present value of lease liabilities	$17,329,501
Less: current portion	(591,976)
Long-term portion	$16,737,525

	As of
	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	18.72	18.88
Weighted-average discount rate	5.04%	5.04%

NOTE 6 – INVESTMENTS

On January 13, 2025, the Company entered into a Stock Purchase Agreement (the “SPA”) pursuant to which it purchased shares of Series A Preferred Stock of FL101, Inc. d/b/a EIGHT Brewing (“FL101”) in consideration for a cash investment of $1,999,999. FL101 is a food and beverage company that creates curated lifestyle brands, including the EIGHT beer brand. Pursuant to the SPA, the Company was issued 1,487,099 shares of FL101’s preferred stock (the “Preferred Stock”), designated as “Series A Preferred Stock.” The Preferred Stock has the powers, preferences, and special rights set forth in the Restated Certificate of Incorporation of FL101, including a liquidation preference, protective provisions, anti-dilution protections, and conversion rights in favor of the holders of the Preferred Stock. The Company is a minority investor in this entity. This investment is carried at fair value unless a reliable fair value cannot be determined and is reviewed at each balance sheet date for impairment. There was no impairment recorded during the three months ended March 31, 2026 and 2025.

NOTE 7 – INVESTMENTS IN RELATED PARTIES

The Company has NCI investments in related parties. Accordingly, the Company utilizes the guidance stated in ASC 323, Investments – Equity Method and Joint Ventures to account for applicable transactions. These investments lack readily determinable fair values. Consequently, these investments are accounted for under the practical expedient at cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments. An adjustment to the recognized value of the investment is not made if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. Any income or loss from these investments is recognized in the Unaudited Condensed Consolidated Statements of Operations, net of operating expenses. These investments are reviewed at each balance sheet date for impairment.

NOTE 7 – INVESTMENTS IN RELATED PARTIES (Continued)

The activity related to these investments for the three months ended March 31, 2026 and the year ended December 31, 2025 is as follows:

	Roth
	Industries LLC	Culinova, Inc.	Total
Balance at December 31, 2024	$550,000	$-	$550,000
Additions	-	5,262	5,262
Balance at December 31, 2025	$550,000	$5,262	$555,262
Additions	-	-	-
Balance at March 31, 2026	$550,000	$5,262	$555,262

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company owns 526,166 Class B non-voting units or 1.2% of Roth Industries, LLC (“Roth Industries”). The Company’s Chairman and CEO is also the founder, Chairman and significant equity holder of Roth Industries. Mitchell Roth, a member of the Company’s Board of Directors, is also the CEO, President, and significant equity holder of Roth Industries. Certain of the Company’s other officers and directors are also minority equity owners of Roth Industries. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method. In addition, the Company recognized licensing fees from Roth Industries, totaling $32,500 and $32,500 during the three months ended March 31, 2026 and 2025, respectively, for Roth Industries’ licensing use of the Bourbon Brothers brand in grocery products since the Company holds the exclusive license to use the brand. The Company had $270,000 and $237,500 in receivables from Roth Industries as of March 31, 2026 and December 31, 2025, respectively. The amounts received were recorded in other income in the Unaudited Condensed Consolidated Statements of Operations and the amounts receivable included in other receivables as prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets.

The Company invested in Culinova, Inc. (formerly known as Innovate CPG, Inc.) for a total 526,166 shares (and paid a total purchase price of $5,261.66) in May 2025. As an equity holder of Roth Industries, the Company was afforded the right to acquire shares of Culinova, Inc. The Company’s Chairman and CEO is a director of Culinova, Inc., and Mitchell Roth, a director of the Company, is the Chairman and CEO of Culinova, Inc. Certain of the Company’s other officers and directors are also minority equity owners of Culinova, Inc. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method.

On June 26, 2024, the Company purchased the land and building of 13141 BP for a total purchase price of $2,761,000. 13141 BP sold the land and building to a third party on July 18, 2025, at which time the Company determined the disposed component did not meet discontinued-operations criteria and its financial impacts were reported within the normal results of continuing operations (and not segregated below income from continuing ops). The Company’s restaurant operating entity at this location, Notes Eatery, closed as of July 18, 2025.

In 2025, the Company entered into several lease, debt and equity transactions with a related party, who is a significant shareholder of the Company. These include a ground lease agreement (refer to Note 5 – Leases for further details), convertible debt agreements (refer to Note 9 – Debt for further details), and an issuance of shares of the Company’s common stock (“Common Stock”) (refer to Note 10 – Equity for further details).

NOTE 9 – DEBT

SBA Economic Injury Disaster Loan

On May 4, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the loan agreement, the principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum. Monthly payments of interest only in the amount of $2,437 were to originally commence on May 4, 2021; however, this repayment commencement date was extended by the SBA for 24 months. The EIDL Loan matures 30 years from the date of the note agreement, at which time all remaining unpaid principal and interest are due. JW Roth, the Company’s CEO and Chairman, personally guarantees this loan agreement. As of March 31, 2026 and December 31, 2025, the principal balance of $500,000 remains outstanding.

Bank Loans and Promissory Notes

On April 1, 2022, the Company purchased the majority of equity interests of HIA. In this transaction, the Company became a guarantor of HIA’s mortgage on the properties used in BBST and BBP operations. The mortgage accrues interest at 5.5% and matures on July 10, 2031. The outstanding balance as of March 31, 2026 and December 31, 2025 was $3,019,137 and $3,064,903, respectively. This mortgage is collateralized by the BBSTCO and BBP land and buildings. This mortgage is personally guaranteed by JW Roth, the Company’s CEO and Chairman.

On May 26, 2022, GAHIA took on a mortgage for the properties used in the BBSTGA and BBPGA operations, with the Company as a guarantor to the mortgage. GAHIA began to draw on this mortgage in early 2023 with the final mortgage amount in place in June 2023. The mortgage accrues interest at 3.95% and matures on May 26, 2043. The outstanding balance as of March 31, 2026 and December 31, 2025 was $3,996,184 and $4,037,281, respectively. This mortgage is collateralized by the BBSTGA and BBPGA land and buildings. This mortgage is personally guaranteed by JW Roth, the Company’s CEO and Chairman.

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

NOTE 9 – DEBT (Continued)

If the Company receives a temporary certificate of occupancy or a certificate of occupancy by certain deadlines set forth in the McKinney Agreement, then MEDC will reimburse the Company for the McKinney Purchase Price, and the Company and the guarantors will be released from their respective obligations under the McKinney Note, the McKinney Deed of Trust, and the McKinney Guaranty.

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into Credit Agreement with Pueblo Bank & Trust, as lender (the “Lender”) for a draw down term loan (the “Construction Loan”). The Construction Loan accrues interest at 8.50% and has a term of seventy months, maturing on March 27, 2031 (the “Maturity Date”). Beginning on the closing date, and continuing until no later than May 27, 2026 (the “Draw Period”), assuming that there has not been an “Event of Default” (as defined in the Credit Agreement) and that the Company has complied with all requirements under the documents and agreements governing the Construction Loan, the Company may from time-to-time request advances under the Construction Loan not to exceed an aggregate amount of $6 million. Subject to the terms and conditions of the Credit Agreement, on the Conversion Date the draw down term loan will convert to an amortizing loan. The term of the amortizing loan is 59 months from the Conversion Date (as defined) and the amortization loan will bear interest at the Note Rate per annum, defined as the WSJ Prime Rate plus 25 basis points determined on the Conversion Date. Monthly payments of principal and interest are due under the amortizing loan and will be calculated by amortizing the principal amount of the amortizing loan over 240 months. Obligations under the Construction Loan are secured under, and by, a deed of trust, various assets of the Company pledged pursuant to a security agreement, together with an assignment of leases and rents, and personal guaranties extended by certain Company affiliates. The outstanding balance as of March 31, 2026 and December 31, 2025 was $5,937,119 and $5,937,119, respectively. This mortgage is collateralized by the SHC land and buildings. This mortgage is personally guaranteed by JW Roth.

Artist 280 purchased an aircraft to support the Company’s current and prospective corporate growth initiatives and development projects around the country. Effective September 26, 2025, Artist 280 borrowed $12,000,000 million (the “Loan”) from PNC Bank, National Association (the “Lender”). The Loan is evidenced by a promissory note (the “Note”) delivered by Artist 280 in favor of the Lender. The term of the Loan is 60 months from October 1, 2025, and the Loan bears interest at 6.01% per annum. Monthly payments of principal and interest are due under the Note and will be calculated by amortizing the principal amount of the Note over 240 months. The outstanding balance as of March 31, 2026 and December 31, 2025 was $11,850,958 and $11,928,956, respectively. The Loan is personally guaranteed by JW Roth up $4,500,000.

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

On April 4, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of the Company’s Common Stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s Common Stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, are exercisable to acquire 300,000 shares of Common Stock at an exercise price of $12.50 per share

NOTE 9 – DEBT (Continued)

On May 6, 2025, the Company issued two convertible promissory notes having an aggregate principal amount of $6,000,000 in total principal amount convertible promissory note, with a maturity date three years from the date of issuance. The interest rate is 12% per annum and paid quarterly in cash or shares of the Company’s Common Stock at the conversion price. The conversion price is defined as 100% of the average daily closing sale price of the Company’s Common Stock during the 10 consecutive trading days immediately prior to the applicable payment date. The lenders were issued warrants that, in the aggregate, could acquire 300,000 shares of Common Stock at an exercise price of $12.50 per share.

On June 22, 2025, the Company issued 1,542,367 shares of Common Stock in full satisfaction of $15,000,000 principal and $423,667 accrued interest, representing a conversion price of $10 per common share, due under certain convertible promissory notes identified above.

On July 22, 2025, the Company issued 103,667 shares of Common Stock upon conversion of a secured promissory note to satisfy 50% of the outstanding obligations owed thereunder.

On February 3, 2026, the Company entered into an Assignment of Purchase and Sale Agreement with Hall at Centennial, LLC, a subsidiary of the Company (“Hall at Centennial”), and Old Mill, LLC (“Old Mill”), which is partially owned by a Board member of the Company, pursuant to which the Company assigned to Hall at Centennial its right, title, and interest in a Purchase and Sale Agreement that it had entered into with Old Mill in April 2025, which contemplated the Company’s acquisition from Old Mill of certain real property in Centennial, Colorado (the “Centennial Property”). Following such assignment, on February 3, 2026, Hall at Centennial closed on the purchase of the Centennial Property from Old Mill pursuant to the Purchase and Sale Agreement. The purchase price of approximately $12,612,000 for the Centennial Property was paid through a combination of cash and a promissory note in the principal amount of approximately $7,758,000, bearing interest at 4.5% per annum, made by the Company in favor of Old Mill. In connection with the closing of the acquisition, Hall at Centennial also entered into a bridge loan (the “Loan”) evidenced by a promissory note in the principal amount of $4,350,000, which bears interest at 7.75% per annum and was to mature in early May 2026. The proceeds of the Loan were used to satisfy the cash closing delivery obligation for the acquisition of the Centennial Property (as well as to pay off Old Mill’s existing loan secured by the Centennial Property and certain outstanding taxes). The Loan is secured by a Deed of Trust on the Centennial Property that grants the lender a first-priority lien. The Loan was repaid in full in March 2026.

Total debt consists of the following:

	March 31,	December 31,
	2026	2025
SBA Economic Injury Disaster Loan	$500,000	$500,000
Bank loans and promissory notes	64,118,623	56,468,259
Long-term convertible debt	1,917,629	1,907,530
Total debt	66,536,252	58,875,789
Less: current maturities	8,168,147	400,108
Long-term debt, including convertible debt	$58,368,105	$58,475,681

Following is the future maturities of total debt for the twelve months ending March 31,

2027	$8,168,147
2028	25,446,133
2029	2,525,633
2030	569,394
2031	10,628,821
Thereafter	19,198,124
Total debt	$66,536,252

NOTE 10 – EQUITY

Stockholders’ Equity

Preferred Stock

On June 16, 2025, the Company issued 675 shares of Series B 4.0% Cumulative Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) to Aramark Sports and Entertainment Services, LLC (“Aramark”), with an aggregate purchase amount of $10.125 million. Each share of Series B Preferred Stock is convertible into 1,000 shares of Common Stock. The shares of Series B Preferred Stock do not afford the holder voting rights other than as required by law, and each share of Series B Preferred Stock entitles the holder to receive an annual cumulative, non-compounding dividend at an annual rate of 4% of the Stated Value (being equal to $600 per share of Series B Preferred Stock) (the “Series B Dividends”), payable in either cash or shares of the Company’s common stock. The Series B Dividends accrue, without interest and on a cumulative basis, during two semi-annual dividend periods beginning on the first day of each January and July, respectively. The Series B Dividends are payable semi-annually in arrears on January 15th and July 15th of each year. The Series B Dividends began accruing on June 16, 2025, and is prorated on the basis of a 360-day year consisting of twelve 30-day months. Only holders of Series B Preferred Stock as of the first day of the month in which a dividend is due to be paid (or another date to be no more than 30 days nor less than 10 days prior to the date of the dividend payment, as determined by the Company’s board of directors or a duly authorized officer) are eligible to receive a Series B Dividend for the applicable period.

On January 5, 2026, the Company and Aramark entered into an amendment to a binding letter of intent originally entered into in June 2025 (the “LOI Amendment”) whereby Aramark agreed to become the exclusive provider of certain food, beverage, catering, concession, retail, custodial, grounds, and facility maintenance services (collectively, the “Services”) at two additional Company amphitheaters to be constructed in El Paso, TX and the greater Houston, TX area beginning upon the date that each facility opens and ending 10 years from the earliest opening date of the Company’s Broken Arrow, OK or McKinney, TX amphitheaters. In connection with the LOI Amendment, Aramark committed to an additional $10,005,000 equity investment in the Company by purchasing a total of 667 additional shares of Series B Preferred Stock. In exchange, the Company issued or will issue (i) 333 shares of Series B Preferred Stock for $4.995 million on January 20, 2026, and (ii) 334 shares of Series B Preferred Stock for $5.010 million on October 15, 2026. On January 6, 2026, the Company filed an amendment to the Certificate of Designation, Preferences, and Rights of the Series B Preferred Stock with the Colorado Secretary of State (the “COD Amendment”) for the sole purpose of increasing the number of shares of preferred stock designated as Series B Preferred Stock from 675 shares to 1,342 shares, thereby allowing the Company to issue the additional 667 shares of Series B Preferred Stock to Aramark. The COD Amendment did not alter or effect the rights, preferences, powers, and restrictions of the Series B Preferred Stock. On January 6, 2026, the Company and Aramark entered into an agreement for the purchase and sale of those additional shares of Series B Preferred Stock.

Common Stock

On January 3, 2025, the Company issued 10,000 shares of Common Stock to a services firm at a price of $10 per share.

In April 2025, the Company issued a consultant 10,000 shares of our Common Stock in consideration for services rendered to the Company.

In May 2025, the Company issued a consultant 10,000 shares of our Common Stock in consideration for services rendered to the Company.

On June 3, 2025, the Company issued 1,007,292 shares of Common Stock in full satisfaction of obligations owed under a promissory note originally issued to KWO, LLC in January 2024.

On June 22, 2025, the Company issued 1,542,367 shares of Common Stock in full satisfaction of all principal and accrued interest due under certain convertible promissory notes as discussed in Note 9.

NOTE 10 – EQUITY (Continued)

On July 22, 2025, the Company issued 103,667 shares of Common Stock in satisfaction of 50% of the principal and accrued interest due under certain convertible promissory notes as discussed in Note 9.

On September 22, 2025, the Company entered into an Ambassador Agreement with a third party for the purpose of increasing awareness of the Company. The term of the agreement is three years and requires cash payments to the brand ambassador, being a payment at the time of the signing of the agreement, and then on-going payments at defined intervals. During the term of the agreement, the Company will also issue shares of Common Stock to the ambassador on the 91st day after the effective date of the agreement and every 91 days thereafter. The number of such shares of Common Stock to be issued on each grant date during the term will equal a value of $125,000, such value to be determined based on the Volume Weighted Average Price per share during the preceding twenty days during which the NYSE American was open. During the three months ended March 31, 2026, the Company made cash payments totaling $62,500 and issued 31,328 shares of Common Stock.

On October 28, 2025, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”) to increase the number of shares of the Company’s Common Stock from 2,500,000 shares to 7,500,000 shares.

On November 6, 2025, the Company entered into a Partner Agreement with a third party for the purpose of increasing awareness of the Company. The term of the Agreement is three years and requires cash payments to the brand ambassador, being a payment at the time of the signing of the agreement, and then on-going payments at defined intervals. During the term of the agreement, the Company will also issue shares of Common Stock to the ambassador on the 91st day after the effective date of the agreement and every 91 days thereafter. The number of shares of Common Stock to be issued on each grant date during the term will equal a value of $187,500, such value to be determined based on the volume weighted average price per share during the preceding twenty days during which the NYSE American was open. During the three months ended March 31, 2026, the Company made cash payments totaling $0 and issued 29,064 shares of Common Stock.

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

Class B Common Stock

On October 24, 2025, a total of 75,000 shares of Class B Non-Voting Common Stock were exchanged for 75,000 shares of Common Stock.

Public and Private Offerings

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

On September 3, 2025, the Company entered into a Subscription Agreement with Tixr, Inc. and completed a private offering of 62,500 shares of Common Stock at a price of $16.00 per share, generating gross proceeds of $1,000,000.

NOTE 10 – EQUITY (Continued)

On March 10, 2026, the Company closed a public offering of 14,340,000 shares of Common Stock , and pre-funded warrants to purchase up to 4,410,000 shares of Common Stock (“Pre-Funded Warrants”), in lieu of shares of Common Stock, in each case together with accompanying warrants exercisable for a five year term to purchase up to 18,750,000 shares of Common Stock at $5.00 per share (“Common Warrants”). The aggregate public offering price for each share of Common Stock, together with one Common Warrant, was $4.00. The aggregate public offering price for each Pre-Funded Warrant, together with one Common Warrant, was $3.999. The Company also granted the underwriters a 45-day option to purchase up to an additional 2,812,500 shares of Common Stock and/or 2,812,500 Pre-Funded Warrants and/or 2,812,500 Common Warrants to cover any over-allotments in connection with the offering, which the underwriters exercised in full by March 10, 2026. Additionally, the representative of the underwriter partially exercised the over-allotment option to purchase 2,812,500 shares of Common Stock. The sale of shares of Common Stock, Pre-Funded Warrants, and accompanying Common Warrants (including from the exercises of the over-allotment option) in the offering generated net proceeds to the Company of approximately $80.1 million, after deducting the underwriting discounts and commissions and other offering expenses.

Treasury Stock

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

On October 27, 2025, NLRE, a wholly owned subsidiary of the Company, entered into a real estate purchase and sale agreement with a related party (the “Purchaser”) to convey the land owned by PPP used for parking at Ford Amphitheater for a purchase price of $14,000,000. The Purchaser is wholly owned by a significant shareholder of the Company. The Company received $7,600,000 in cash and 476,190 shares of its Common Stock from the Purchaser (all of which were retired into treasury), valued at $6,400,000 based on the average NYSE American Stock Exchange closing sale price over the seven trading days preceding November 5, 2025 (the closing date of the sale), resulting in a gain on sale of $6,608,315. NLRE also entered into a ground lease agreement on November 5, 2025 to concurrently lease the property back from the Purchaser for a 20-year term (refer to Note 5 – Leases for further details regarding this lease). As of March 31, 2026 and December 31, 2025, the Company repurchased a total of 752,435 and 752,435 shares, respectively.

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

The Series B Preferred is convertible at the option of the holder into 1,000 shares of Common Stock per preferred share (plus accrued dividends), and is considered a potentially dilutive security. For the three months ended March 31, 2026, the assumed conversion of the Series B Preferred Stock was anti-dilutive and excluded in the diluted EPS computation. As of March 31, 2026 and December 31, 2025, Series B Preferred Stock dividends accrued were $371,745 and $223,875, respectively.

NOTE 11 – EARNINGS PER SHARE (Continued)

The following table sets forth the calculation of earnings per share, with no dividends declared yet, for the three months ended March 31, 2026 and 2025, as presented in the accompanying Unaudited Condensed Consolidated Statements of Operations:

For the Three Months Ended March 31, 2026
	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:	49.20%
Allocation of net loss	$(88,552)	$(13,667,793)
Less : Series B preferred dividend	$(952)	$(146,918)
Net loss attributable to common stock holders - basic	$(89,504)	$(13,814,711)
Denominator:
Basic and diluted weighted average shares outstanding	304,990	47,074,491

Basic and diluted net loss per share of common stock	$(0.29)	$(0.29)

For the Three Months Ended March 31, 2025
	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(181,259)	$(17,882,471)
Denominator:
Basic and diluted weighted average shares outstanding	379,990	37,488,778

Basic and diluted net loss per share of common stock	$(0.48)	$(0.48)

NOTE 12 – WARRANTS AND STOCK OPTIONS

The Company grants, to certain of its directors and employees, warrants and stock options to purchase shares of the Company’s equity. The Company may also issue stock options or warrants to investors in connection with its capital raising and financing activities. In addition, the Company has adopted, and its shareholders have approved the 2023 Plan. Under the 2023 Plan, a total of 2,500,000 shares of the Company’s Common Stock were initially reserved for awards to directors, officers, employees and consultants. Incentive-compensation awards under the 2023 Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards. On October 28, 2025, the Company’s shareholders approved an amendment to the 2023 Plan to increase the number of shares of Common Stock reserved under the plan from 2,500,000 shares to 7,500,000 shares.

NOTE 12 – WARRANTS AND STOCK OPTIONS (Continued)

Following is a summary of the warrant and stock options activities during the three months ended March 31, 2026 and 2025:

				Weighted
			Weighted	Average
	Number of	Weighted	Average	Remaining
	Warrants	Average	Grant Date	Contractual
	and Options	Exercise Price	Fair Value	Term (in years)
Outstanding, December 31, 2024	5,584,293	$6.43
Granted	3,290,500	$10.35	$3.11
Exercised	-	$-
Expired and forfeited	(129,220)	$4.25
Outstanding, March 31, 2025	8,745,573	$7.94

Outstanding, December 31, 2025	9,752,617	$8.54
Granted	29,142,500	$4.61	$2.83
Exercised	-	$-
Expired and forfeited	(5,000)	$11.39
Outstanding, March 31, 2026	38,890,117	$6.16		4.71

During the three months ended March 31, 2026, the Company granted a total of 29,142,500 warrants and stock options, with (i) 3,170,000 stock options granted to employees and directors, and (ii) 21,562,500 Common Warrants and 4,410,000 Pre-Funded Warrants issued as part of the March 2026 offering to finance the construction of multi-seasonal amphitheaters.

During the three months ended March 31, 2025, the Company granted a total of 3,290,500 warrants and stock options with (i) 2,500,000 total options granted to JW Roth and Kevin O’Neil as part of the closing upon the real property in McKinney and each agreeing to serve as a personal guarantor of a promissory note issued at that closing, (ii) 300,000 warrants issued to investors as part of the convertible promissory note offering, (iii) an additional 465,000 in total warrants and options for contributed services and (iv) 25,500 to employees.

As of March 31, 2026, there was a total of 34,162,452 warrants and stock options exercisable with an aggregate intrinsic value of $2,188,371. For the total warrants and stock options outstanding of 38,890,117 as of March 31, 2026, the aggregate intrinsic value was $2,529,016. As of March 31, 2026, there was $13,455,808 of unrecognized compensation cost related to non-vested warrants.

As of December 31, 2025, there was a total of 7,456,264 warrants and stock options exercisable with an aggregate intrinsic value of $12,303,982. For the total warrants and stock options outstanding of 9,752,617 as of December 31, 2025, the aggregate intrinsic value was $14,329,214. As of December 31, 2025, there was $6,508,123 of unrecognized compensation cost related to non-vested warrants.

The equity compensation expense related to warrants and stock options included as a charge to operating expenses in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively, were $1,560,099 to be recognized over a weighted-average period of 4.71 years and $11,340,620 to be recognized over a weighted-average period of 4.89 years, respectively.

NOTE 12 – WARRANTS AND STOCK OPTIONS (Continued)

Monte Carlo Stock Options

On January 20, 2026, the Board of Directors granted 3,000,000 stock options of market performance-based Common Stock to the Company’s Chairman and CEO. The stock options become exercisable only upon the Company’s Common Stock achieving certain price milestones within five years of the date of grant. If, at any time prior to January 30, 2031, the closing sales price of the Company’s Common Stock (as reported on the NYSE American (or other stock exchange or principal trading market where the Company’s Common Stock is then listed or quoted)) achieves the following thresholds a portion of the options will vest based on the following schedule. Once vesting occurs for each tranche of 1,000,000 options, each tranche may be exercisable for five years from the date of vesting.

Tranche #	Number of Options Vested Subject to Tranche	Closing Sale Price	Market Performance Milestone	Achievement Status

A	1,000,000	$15.00	Achievement of closing sale price of Tranche A before January 20, 2031	-
B	1,000,000	$20.00	Achievement of closing sale price of Tranche B before January 20, 2031	-
C	1,000,000	$25.00	Achievement of closing sale price of Tranche C before January 20, 2031	-
	3,000,000

Fair Value Assumptions

We estimate the fair value of warrants and stock options with service conditions on the grant date using the Black Scholes Merton model. The weighted-average assumptions used in the Black Scholes model are as follows:

	March 31, 2026	March 31, 2025
Volatility	38.7% to 39.1%	44.7% to 67.0%
Dividends	0.00%	0.00%
Risk-free rate	0.4% to 4.0%	0.4% to 4.6%
Expected Term (years)	3-5	3-5

We estimate the fair value of stock options with market performance conditions on the grant date using the Monte Carlo simulation model. The weighted-average assumptions used in the Monte Carlo model are as follows:

	Tranche A	Tranche B	Tranche C
Expected award term (in years) (1)	3.3	3.6	3.8
Expected share price volatility	38.43%	38.43%	38.43%
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate of return	3.86%	3.86%	3.86%
Forfeiture rate	0.00%	0.00%	0.00%
Grant date fair value per option (2)	$3.22	$2.85	$2.37

(1)	The award agreement does not specify an explicit time-based service requirement. The stock options vest solely upon satisfaction of the closing sale price prior to January 20, 2031.

(2)	The equity based compensation expense is recognized straight-line over the expected award term for each tranche independently.

Stock options and warrants are equity classified, not liability classified, and are not remeasured at fair value.

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying amounts of accounts payable and accrued expenses approximated their fair values at March 31, 2026 December 31, 2025. Accounts payable at March 31, 2026 and December 31, 2025 were $43,415,266 and $25,129,485, respectively, which primarily consisted of payments to vendors for operations including inventory, marketing, professional services, security, and payments for construction of the Company’s future facilities. Accrued expenses at March 31, 2026 and December 31, 2025 were $10,141,490 and $27,847,751, respectively, which included accruals of the general operating expenses, property and sales taxes, interest accrued on long-term debt and NNN firesuite liability, and construction costs related to future venues.

Total accrued expenses consists of the following:

	As of
	March 31,	December 31,
	2026	2025
General operating expenses	$570,779	$1,044,148
Property and sales taxes	246,885	1,621,961
Interest accrued on long-term debt and NNN firesuite liability	2,772,468	1,478,322
Construction costs related to future venues	6,551,358	23,703,320
	$10,141,490	$27,847,751

NOTE 14 – NNN FIRESUITE LIABILITY

During 2025, the Company (through its wholly owned subsidiary, Luxe) entered into arrangements to sell the exclusive use rights to certain Luxe FireSuites to third parties and concurrently lease them back for a 15-year term under a NNN lease structure. Under these agreements, the third-party buyer pays an upfront purchase price for a Luxe FireSuite and the Company (through Luxe, as seller-lessee) immediately leases the suite for its own use for 15 years. Monthly lease payments to the buyer/lessor are fixed to yield an 11% annual return on the purchase price, with a 2% escalation each year. The lease is “triple net,” meaning the Company is responsible for all suite-related operating costs (maintenance, insurance, taxes) over the term.

NOTE 14 – NNN FIRESUITE LIABILITY (Continued)

At the end of the 15-year lease term, the buyer/lessor has a one-time option to require the Company to repurchase the Luxe FireSuite rights at a price equal to 150% of the original purchase price. If the buyer/lessor exercises this put option (which expires at lease end), the Company must buy back the suite rights at the agreed price. If the buyer/lessor does not exercise the option, the lease will terminate and the buyer/lessor will retain the ownership of the suite rights going forward (i.e., the buyer/lessor’s rights would continue beyond year 15, and the Company would no longer lease the suite). The repurchase option provides the buyer/lessor with an annual return on its purchase and, as a result, the Company expects that the option will be exercised in most, if not all, cases.

The Company has accounted for these transactions as financing arrangements rather than as sales. Because the Company did not transfer control of the FireSuites, no revenue or gain has been recognized on the upfront cash proceeds. In substance, the buyer/lessor is providing financing to the Company, with the Luxe FireSuites as collateral. Accordingly, at inception the Company continues to carry the Luxe FireSuite assets on its Consolidated Balance Sheets at their existing carrying amount, and it has recorded the cash proceeds from the buyer/lessor as a long-term financing liability (reported as “NNN firesuite liability”). The Company did not derecognize any of its real estate or equipment as a result of these transactions, since they do not qualify as sales under the applicable accounting guidance. The monthly payments made by the Company under the leaseback are not recorded as rent expense. These payments represent interest and principal payments on the financing liability. The Company recognizes interest expense on the financing liability over the 15-year term at an effective interest rate that reflects the 11% initial yield and the annual 2% escalations, such that the liability will accrete to the 150% repurchase price by the end of the term.

The financing liability arising from the Luxe FireSuites transactions is included in the Company’s Consolidated Balance Sheets. As of March 31, 2026, the balance of the NNN firesuite liability was $36,806,261, which reflects initial proceeds of $36,242,000 received from the buyer/lessor and includes $288,747 of accreted interest for the three months ended March 31, 2026. As of December 31, 2025, the balance of the NNN firesuite liability was $31,064,514, which reflects initial proceeds of $30,789,000 received from the buyer/lessor. There was no accreted interest for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, the Company recognized interest expense of $2,177,341 and $0, respectively, related to the Luxe FireSuites financing, which is included within Interest Expense in the Unaudited Condensed Consolidated Statements of Operations.

Following is the future maturities of NNN firesuite liability for the twelve months ending March 31,

2027	$1,198,400
2028	1,198,400
2029	1,198,400
2030	1,198,400
2031	1,198,400
Thereafter	30,814,261
Total NNN firesuite liability	$36,806,261

NOTE 15 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. In addition, the Company enters into public-private partnerships governed by agreements that may require the Company to meet construction timelines and may include liquidated damage clauses or similar provisions. To the extent that such claims or litigation arise, management provides for them if, upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2026, and identified the following:

From March 31, 2026 through May 15, 2026, the Company sold an additional $984,065 in beneficial interests in an offering conducted by Notes CS I DST, LLC.

In connection with the Partner Agreement dated November 6, 2025 that the Company entered into with one of its brand partners, the Company issued 46,411 shares of Common Stock to the brand ambassador subsequent to March 31, 2026.

On April 15, 2026, the Company launched a new arrangement to sell the exclusive use rights to certain Luxe FireSuites at the Sunset Amphitheaters in Broken Arrow, Oklahoma and El Paso, Houston, and McKinney, Texas to third parties and concurrently lease them back under an NNN lease structure. Under these agreements, the third-party buyer pays an upfront purchase price or a cash deposit under a financing option over 20 years for the exclusive use rights to a Luxe FireSuite, and the Company immediately leases the suite for its own use for 15 years. Monthly lease payments to the buyer/lessor are fixed to yield an 11% annual return on the purchase price, with a 2% escalation each year. The lease is “triple net,” meaning the Company is responsible for all suite-related operating costs (maintenance, insurance, taxes) over the term. The buyer/lessor has a one-time option at the end of 5, 10, or 15 years to require the Company to repurchase the Luxe FireSuite rights at a price equal to 115%, 125%, or 150%, respectively at the end of each term, of the original purchase price. If the buyer/lessor exercises this put option at the end of each respective period, the Company must buy back the suite rights at the agreed price. If the buyer/lessor does not exercise the option, the lease will terminate at the end of 15 years and the buyer/lessor will retain the ownership of the suite rights going forward.

On April 17, 2026, the Company entered into a Stock Transfer Agreement (the “Transfer Agreement”) with Notes Live Foundation d/b/a Venu Arts & Culture Foundation (the “Foundation”), a Colorado nonprofit corporation. Pursuant to the Transfer Agreement, the Company transferred 1,487,099 shares of Series A Preferred Stock of FL101, Inc. d/b/a EIGHT Brewing, which the Company initially purchased on January 13, 2025 for $1,999,999, to the Foundation.

On April 20, 2026, a new subsidiary of the Company, Sunset at Chattanooga, LLC (“Sunset Chat”), was formed. Sunset Chat will operate as a multi-seasonal, hospitality-focused music amphitheater located in Chattanooga, Tennessee (“The Sunset Chat”), the construction of which has not yet begun. The Company owns 100% of Sunset Chat and 100% of its voting control, and it will consolidate Sunset Chat into its financials.

On May 1, 2026, a new subsidiary of the Company, Venu FireSuite Income, LLC (“Venu FS Income”), was formed to receive capital raised from an offering launched in May 2026 to fund construction costs associated with the Company’s multi-seasonal venues. The Company, through NLRE, owns 100% of Venu FS Income and 100% of its voting control, and it will consolidate Venu FS Income into its financials.

On May 8, 2026, Sunset Chat entered into a Purchase and Sale Agreement to purchase approximately 15 acres of land located in The Bend in Chattanooga, Tennessee, upon which the Company intends to develop and construct The Sunset Chat, an omni-content, multi-seasonal, 12,500-capacity amphitheater.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of Venu’s financial condition and results of operations together with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2025, which is included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), and our unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, which appear at the end of this Quarterly Report on Form 10-Q, in each case together with the related notes thereto. Some of the information contained in this discussion and analysis or set forth at the end of this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section of this Quarterly Report entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section entitled “Cautionary Note Concerning Forward-Looking Statements.” Forward-looking statements may be identified by words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Future operating results, however, are impossible to predict, and no guarantee or warranty is to be inferred from those forward-looking statements.

MD&A Overview

This section presents management’s perspective on the financial condition and results of operations of Venu Holding Corporation. Unless otherwise noted, for purposes of this section, the terms “we,” “us,” “our,” “Company,” and “Venu” refer to Venu Holding Corporation and its consolidated subsidiaries. The following discussion and analysis (this “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2025 and 2024, which are included in the Annual Report, and our unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, which are included in this Quarterly Report, in each case together with the related notes thereto. Results for any period or year should not be construed as an inference of what our results would be for any full fiscal year or future period. This MD&A is also intended to provide you with information that will facilitate your understanding of our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors.” Our MD&A is organized as follows:

●	Business Overview — Discussion of our business plan and strategy in order to provide context for the remainder of this MD&A.

●	Consolidated Results of Operations — Analysis of our financial results comparing the three months ended March 31, 2026 to the three months ended March 31, 2025.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

●	Significant Accounting Policies and Use of Estimates — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Key Milestones and Recent Developments

Our operations to date have enabled us to achieve growth and the following key milestones:

●	March 2017: Venu was founded as Bourbon Brothers Restaurants, LLC, which converted into Notes Live, Inc. in April 2022, and changed its name to Venu Holding Corporation in September 2024.

●	April 2017: Venu opened Bourbon Brothers Smokehouse & Tavern in Colorado Springs, Colorado.

●	March 2019: Venu opened its first live-entertainment, indoor music hall in Colorado Springs, Colorado, now known as “Phil Long Music Hall at Bourbon Brothers.”

●	June 2023: Venu entered into an operating agreement with AEG Presents with respect to the operation of Ford Amphitheater, which Venu opened in August 2024.

●	June 2023: Venu opened its second Bourbon Brothers venue and its second BBST restaurant in Gainesville, Georgia.

●	October 2023: Venu entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma, pursuant to which the parties are forming a public-private partnership and intend to open The Sunset BA, a 12,500-capacity amphitheater.

●	April 2024: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation and the McKinney Community Development Corporation, entered into a Chapter 380, Grant, and Development Agreement, pursuant to which Venu will develop The Sunset McKinney.

●	June and July 2024: Venu and the City of El Paso, Texas formed a public-private partnership by entering into a Purchase and Sale Agreement in June 2024 and a Chapter 380 Economic Development Program Agreement in July 2024. Pursuant to the agreements, Venu acquired approximately 20 acres of land from the City of El Paso where it will construct and manage The Sunset El Paso, a 12,500-person amphitheater.

●	August 2024: Venu opened its first amphitheater, Ford Amphitheater, in Colorado Springs, Colorado, and began hosting live concerts and events at the venue.

●	November 2024: Venu closed on the initial public offering of its Common Stock and, in connection therewith, the Company’s Common Stock was listed on the NYSE American.

●	January 2025: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation, closed on its purchase of an approximately 46-acre tract of land where it is developing The Sunset McKinney.

●	February 2025: Venu launched a multi-season venue configuration model, enabling potential year-round operations across upcoming and future amphitheaters in McKinney, TX; El Paso, TX; Webster, TX; and Broken Arrow, OK, which are intended to expand potential new revenue and margin opportunities.

●	June 2025: Venu awarded Aramark Sports + Entertainment the contracts for food & beverage concessions, artist and branded venue retail, and facilities management, including custodial and grounds maintenance, cleaning, and engineering services. The multi-venue agreement, will be implemented across three of the Company’s flagship amphitheaters: The Sunset BA in Broken Arrow, Oklahoma; The Sunset McKinney, powered by EIGHT Beer in McKinney, Texas; and Ford Amphitheater in Colorado Springs, Colorado, where Aramark and Venu will expand upon their existing relationship.

●	June 2025: Venu broke ground on The Sunset McKinney in McKinney, Texas.

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

●	November 2025: Venu opened its first fine-dining restaurant and bar and lounge, Roth’s Sea & Steak and Brohan’s, on November 8, 2025, in Colorado Springs, Colorado.

●	November 2025: Venu broke ground on The Sunset El Paso in El Paso, Texas.

●	December 2025: Venu entered into an Operator Agreement with Live Nation Worldwide, Inc. on December 10, 2025 in connection with The Sunset McKinney being developed in McKinney, Texas.

●	January 2026: Venu awarded Aramark Sports + Entertainment the contracts for certain food, beverage, catering, concession, retail, custodial, grounds, and facility maintenance services to be provided at two additional Sunset Amphitheater locations to be constructed in El Paso, Texas and the greater Houston, Texas area.

●	February 2026: Venu closed on the purchase of land on which BBST and BBP venues will be constructed in Centennial, Colorado.

●	March 2026: Venu closed an underwritten public offering of shares of its Common Stock and Pre-Funded Warrants to purchase Common Stock (in lieu of shares of Common Stock), in each case together with accompanying Common Warrants to purchase Common Stock, generating net proceeds of approximately $80.1 million.

Venue Ownership

Venu primarily generates revenue through restaurant operations, event rentals, naming rights and sponsorship arrangements, and hosting concerts and events. Our business involves developing, owning, and operating the following types of venues and entertainment spaces:

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

Amphitheaters — Amphitheaters are venues that accommodate between 8,000 and 20,000 concertgoers. Amphitheaters are designed with special acoustics, premium seat packages, and luxurious suites intended to amplify guests’ music and entertainment experiences. Our first amphitheater venue was the Ford Amphitheater in Colorado Springs, Colorado, which is an open-air, 8,000-person venue. In addition to lawn and stadium-style seating that allows us to offer tickets at an array of price points, Ford Amphitheater has Luxe FireSuites that deliver premium hospitality and a more luxurious, personalized concert experience. Ford Amphitheater, which opened in August 2024, is designed with 92 VIP Luxe FireSuites , accommodating a total of 736 VIP guests. Ford Amphitheater primarily hosts concerts from April through October each year. The amphitheaters under development or planned for development in Oklahoma and Texas will also have Luxe FireSuites and will host multi-seasonal events.

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

Fine Dining, Hospitality, and Entertainment Campuses — In June 2025, Venu opened Roth’s Sea & Steak, a fine-dining restaurant in a mixed-use development adjacent to Ford Amphitheater, for exterior concert seating. In November 2025, Venu opened the restaurant operations of Roth’s Sea & Steak. Framing either side of Roth’s are two configurable hospitality spaces to be used for hosting corporate events, weddings, trade shows, conventions, and other events. Above Roth’s and in between the Notes Hospitality Collection spaces is a “top-shelf” bar and lounge called Brohan’s, which opened in November 2025 and offers unobstructed views of the surrounding area that Venu intends to monetize during marquee shows at Ford Amphitheater.

The following table summarizes the types of venues we are operating or otherwise in development and / or planning to develop, describing each by venue type, location, expected opening date, and current status.

Venue Type	Location	Current Status*
Music Halls
BBP CO	Colorado Springs, CO	Opened in March 2019
BBP GA	Gainesville, GA	Opened in June 2023
BBP Centennial	Centennial, CO	Expected to open early to mid-2027

Multi-Seasonal Amphitheaters
Ford Amphitheater	Colorado Springs, CO	Opened in August 2024
The Sunset BA	Broken Arrow, OK	Expected to open in Fall 2026
The Sunset McKinney	McKinney, TX	Expected to open in Q1 2027
The Sunset El Paso	El Paso, TX	Expected to open in Fall 2027
The Sunset Houston	Greater Houston area, TX	Expected to open in Spring 2028**

Restaurants
BBST CO	Colorado Springs, CO	Opened in April 2017
BBST GA	Gainesville, GA	Opened in June 2023
BBST Centennial	Centennial, CO	Expected to open early to mid-2027

Fine Dining & Hospitality Collection
Notes Hospitality Collection	Colorado Springs, CO	Opened in June 2025
Roth’s Sea & Steak	Colorado Springs, CO	Opened in November 2025

Bars
Brohan’s	Colorado Springs, CO	Opened in November 2025

*	Projected opening dates are based on Venu’s best estimates but are subject to change.

**	Venu has entered into a term sheet with the City of Webster and the Webster Economic Development Corporation with respect to the development of an amphitheater in the City of Webster (part of the greater Houston, Texas area). The parties are negotiating a development agreement.

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

Event Operations. The Event Operations portion of our business involves the promotion of live music and events in our owned or operated venues, the operation and management of our venues, the creation of content from concerts and events hosted in our venues, and the provision of management and other services to artists. Between BBP CO in Colorado Springs, Colorado, and BBP GA in Gainesville, Georgia, we promote and hold hundreds of live music and other events each year. For the three months ended March 31, 2025, we promoted and held 24 concerts and 8 private events at BBP CO, 31 concerts and 7 private events at BBP GA, and 8 private events at Notes Eatery. For the three months ended March 31, 2026, we promoted and held 27 concerts and 8 private events at BBP CO, and 28 concerts and 2 private events at BBP GA. There were no events held at Notes Eatery in 2026 due to its closure on July 18, 2025.

Our Event Operations business generated $1,067,098, or 27%, of our total revenue during the three months ended March 31, 2026, and $1,264,910, or 36%, of our total revenue during the three months ended March 31, 2025. The 16% decrease of $197,812 in revenue generated from 2025 to 2026 was primarily attributable to weaker venue rentals at BBP GA during the first quarter of 2026.

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

Restaurant Operations. Revenues generated through restaurant operations included F&B sales at our BBST restaurants, Roth’s Sea & Steak, and Notes bar (known as Notes Eatery). F&B sales include all revenues recognized with respect to stand-alone F&B sales, along with F&B sales at BBP CO and BBP GA. Our Restaurant Operations business generated $2,424,386, or 62%, of our total revenue during the three months ended March 31, 2026, and $2,044,916, or 58% of our total revenue for the three months ended March 31, 2025. The 19% increase of $379,470 in revenue generated from Restaurant Operations from 2025 to 2026 was due to the opening of Roth’s Sea & Steak in November 2025, offset by decreased revenue from the closure of Notes Eatery in July 2025 and softer overall F&B sales at BBST CO and BBST GA. BBST GA was specifically impacted by the early winter storms, which led to full and partial closures over two weekends during the first quarter of 2026.

Amphitheater Operations. Through a subsidiary, we entered into an agreement with AEG Presents-Rocky Mountains, LLC, a subsidiary of the Anschutz Entertainment Group and a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. At the Ford Amphitheater, we generate net profits that are split with AEG Presents through: (i) ticket sales, fees, and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, and other operating costs within our net amphitheater revenue recognition from AEG Presents. For future amphitheater locations we expect to open, we anticipate entering into contractual arrangements with third-party operators having terms similar to those in our agreement with AEG Presents. Our Amphitheater Operations generated net profits of $409,119, or 10%, of our net profits during the three months ended March 31, 2026, and $189,333, or 5%, of our net profits for the three months ended March 31, 2025. The 116% increase of $219,786 in revenue generated from Amphitheater Operations is primarily driven by higher net amphitheater revenue recognized from net profits that are split with AEG Presents, and income from the amortization of prepaid licenses of NHC firepit suites, which started to be recognized in June 2025 when NHC opened its suites. The Company anticipates its amphitheater revenue to continue to grow in 2026 as the Ford Amphitheater is expected to grow its number of shows and average ticket price per show sold per show year over year. Additionally, the Company expects to open The Sunset BA in Fall 2026, which will generate additional amphitheater revenue.

Financial

Private Offerings

Since our formation in 2017, we have funded our operations, in part, through proceeds from private sales of our equity and debt securities.

We anticipate raising additional cash through the private sales of membership interests in certain of our subsidiary entities (including interests in our Luxe FireSuites and / or lease rights to those suites) at our amphitheater locations, collaborative arrangements such as owner’s clubs, or a combination thereof, to continue to fund our construction of venues. There is no assurance that any such collaborative arrangement will be entered into or that financing will be available to us when needed in order to allow us to continue our operations, or if available, on terms acceptable to us. If we do not raise sufficient funds in a timely manner, we may be forced to curtail operations or revise the timeline of our business plan.

Registered Equity Offerings

On March 8, 2026, we completed a public offering of 14,340,000 shares of Common Stock, and Pre-Funded Warrants to purchase up to 4,410,000 shares of Common Stock, in lieu of shares of Common Stock, in each case together with accompanying Common Warrants to purchase up to 18,750,000 shares of Common Stock. The aggregate public offering price for each share of Common Stock, together with one Common Warrant, is $4.00. The aggregate public offering price for each Pre-Funded Warrant, together with one Common Warrant, is $3.999. The closing of the offering took place on March 10, 2026. We also granted the underwriters a 45-day option to purchase up to an additional 2,812,500 shares of Common Stock and/or 2,812,500 Pre-Funded Warrants and/or 2,812,500 Common Warrants to cover any over-allotments in connection with the offering. On March 9, 2026, the underwriters partially exercised the over-allotment option to purchase 2,812,500 Common Warrants at a purchase price of $0.0093 per Common Warrant. Additionally, on March 10, 2026, the representative of the underwriter partially exercised the over-allotment option to purchase 2,812,500 shares of Common Stock at a purchase price of $3.7107 per share. As a result of exercises on March 9, 2026 and March 10, 2026, the over-allotment option was exercised in full. We received net proceeds of approximately $80.1 million (including from the exercises of the over-allotment option), after deducting the underwriting discounts and commissions and other offering expenses.

Overview of the 2026 Three Month Interim Period Financial Comparison

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

	For the three months ended
	March 31,
	2026	2025	$ Change	% Change
Revenues
Restaurant including food and beverage revenue, net	$2,424,386	$2,044,916	$379,470	19%
Event center ticket and fees revenue, net	854,811	980,439	(125,628)	-13%
Rental and sponsorship revenue, net	621,406	473,804	147,602	31%
Total revenues, net	$3,900,603	$3,499,159	$401,444	11%
Operating costs
Food and beverage	643,691	497,840	145,851	29%
Event center	717,715	724,064	(6,349)	-1%
Labor	1,518,745	998,947	519,798	52%
Rent	481,712	364,377	117,335	32%
General and administrative	7,693,271	6,740,311	952,960	14%
Equity compensation	1,955,932	11,340,620	(9,384,688)	-83%
Depreciation and amortization	2,375,792	1,375,364	1,000,428	73%
Total operating costs	$15,386,858	$22,041,523	$(6,654,665)	-30%

Loss from operations	$(11,486,255)	$(18,542,364)	$7,056,109	-38%

Other income (expense), net
Interest expense, net	(2,978,733)	(922,886)	(2,055,847)	223%
Other income	20,795	32,500	(11,705)	-36%
Total other expense, net	(2,957,938)	(890,386)	(2,067,552)	232%

Net loss	$(14,444,193)	$(19,432,750)	$4,988,557	-26%

Net loss attributable to non-controlling interests	(687,848)	(1,369,020)	681,172	-50%
Net loss attributable to Venu	(13,756,345)	(18,063,730)	4,307,385	-24%
Preferred stock dividend	(147,870)	-	(147,870)	100%
Net loss attributable to common stockholders	$(13,904,215)	$(18,063,730)	$4,159,515	-23%

Revenues

Total revenues increased $401,444 or approximately 11% during the three months ended March 31, 2026, as compared to the prior year. As a component of our single reportable business segment, revenues generated from our “Restaurant including food and beverage revenue, net” component increased $379,470, “Event center ticket and fees revenue, net” component decreased $125,628, and “Rental and sponsorship revenue, net” component increased $147,602 during the three months ended March 31, 2026, as compared to the prior year, which are further discussed within the “Business Segment” section.

Operating Costs

Food and Beverage Costs. Our F&B costs increased $145,851 during the three months ended March 31, 2026, as compared to the prior year. This was primarily driven by an increase in sales volumes and use of premium ingredients used in our Fine Dining & Hospitality Collection venues (Roth’s Sea & Steak and NHC), which opened in the second half of 2025.

Event Center Costs. Our event center costs were consistent during the three months ended March 31, 2026, as compared to the prior year.

Labor Costs. Our labor costs increased $519,798 during the three months ended March 31, 2026, as compared to the prior year, primarily due to the hiring of a new management team, kitchen staff, and waiting staff for Roth’s Sea & Steak, which opened in November 2025.

Rent Costs. Our rent costs increased $117,335 during the three months ended March 31, 2026, as compared to the prior year, primarily due to increases in annual base rents, property taxes, and insurance expenses over several locations and leased parking lot in Colorado Springs, Colorado with rent that commenced in November 2025.

General and administrative. Our general and administrative expenses increased $952,960 during the three months ended March 31, 2026, as compared to the prior year, primarily due to the Company’s expansion efforts into additional municipalities and marketing efforts to increase sales of interests in our existing Luxe FireSuites and in preparation of launching our new promotional campaign for the Company and its Luxe FireSuites. These expansion plans and promotional efforts require increased travel, business development and promotional efforts, staff recruitment and development of such staff, along with compensation, legal, auditing, tax, other professional services, and general working capital expenses. The Company anticipates these costs to continue to increase period over period as the Company expands its teams into new markets, continues construction of its entertainment campuses and anticipates growth of its balance sheet over the next several years.

Equity compensation. Our equity compensation decreased $9,384,688 during the three months ended March 31, 2026, as compared to the prior year primarily due to a decrease in the weighted average exercise price of warrants and options granted and lower volatility assumptions. Additionally, 2.5 million options were granted in January 2025 to the Chairman & CEO of Venu and a related party regarding their personal guaranty of the McKinney purchase of land that immediately vested.

Depreciation and Amortization Costs. Our depreciation and amortization costs increased $1,000,428 during the three months ended March 31, 2026, as compared to the prior year primarily due to assets purchased for Fine Dining & Hospitality Collection venues (Roth’s Sea & Steak) in 2025 and the purchase of a corporate aircraft in September 2025 that did not receive depreciation until the second half of 2025.

Interest Expense, net. Our interest expense, net increased $2,055,847 during the three months ended March 31, 2026, as compared to the prior year, primarily due to obligations owed to triple net lease interest holders (being to Luxe FireSuite holders who leased their right in a suite back to the Company) beginning in the third quarter of 2025, which increased interest expense and amortization of debt discount fees in the first quarter of 2026 as compared to 2025.

Other Income. Other income was consistent during the three months ended March 31, 2026, as compared to the prior year. Roth Industries, LLC (“Roth Industries”), a related party, pays Venu licensing fees pursuant to a license granted by Venu to Roth Industries to use the trademark, tradename, and likeness of the Bourbon Brothers brand, which Venu exclusively owns, on packaged and prepared food products sold in retail grocery stores and other retail outlets where food products are sold. The licensing fee paid by Roth Industries to Venu is in the form of a royalty equal to $2,500 per week which did not change from 2025 to 2026.

JW Roth, Venu’s Chairman and CEO and a principal shareholder of Venu, is also the founder and Chairman of Roth Industries and holds an approximate 16.4% membership interest in Roth Industries. Mitchell Roth, a director of Venu, is also the CEO and President of Roth Industries and holds an approximate 14.7% membership interest in Roth Industries. Certain other Company officers and directors hold an interest in Roth Industries.

Factors that May Influence Future Results of Operations

Impact of Macroeconomic Conditions

We continue to monitor the impact of macroeconomic conditions, including inflationary pressure, potential for recession, instability of capital markets, consumer-spending habits, costs of goods, changes to fiscal and monetary policies, interest rate fluctuations, access to capital, the favorability of lending terms, prolonged supply-chain constraints, and geopolitical conflicts and trends, on all aspects of our business, including how those factors may impact our operations, workforce, suppliers, ability to raise additional capital to fund operating and capital expenditures, sales, and profitability.

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

Inflation

We continue to monitor the impacts of inflation on our business and will continue to proactively seek cost-saving measures and negotiate with municipalities to purchase land without being burdened by increased borrowing costs and unfavorable lending terms.

Liquidity and Capital Resources

The Company has devoted substantially all of its efforts to developing its business plan to market expansion, growing its staff, raising capital, opening and operating our restaurants and event venues in Colorado and Georgia, planning venues in new markets, such as Oklahoma and Texas, and exploring additional markets. While our current primary focus is building venues in these additional markets, our secondary focus is the development of venues in other prospective markets. While we undergo the construction of these venues during the remainder of 2026 and 2027 in Colorado, Oklahoma and Texas, we do not anticipate operational profits until we open and operate additional venues.

We had an accumulated deficit of $105,211,275 and $91,454,930 as of March 31, 2026 and December 31, 2025, respectively, and incurred net losses of $14,444,193 and $19,432,750 during the three months ended March 31, 2026 and 2025, respectively. The Company believes the majority of net loss in the 2026 period was largely due to our efforts to continue to implement our business plan, grow our staff, raise capital, plan venues in new markets, such as Oklahoma and Texas, along with increased marketing efforts to increase sales of interests in our existing Luxe FireSuites and launch of our new promotional campaign in April 2026 related, in part, to our Luxe FireSuites and a sale and leaseback model.

The Company grew its property and equipment, net, to $381,609,228 as of March 31, 2026 from $305,947,277 as of December 31, 2025, which represents an increase of $75,661,951 or 25%.

The Company believes that cash on hand, together with expected improvements in profitability over the next twelve months from its operating entities in Colorado Springs, Colorado and Gainesville, Georgia, will support ongoing operations. This outlook reflects a full season of operations of Ford Amphitheater and the contribution of Roth’s Sea & Steak, which opened in November 2025 after the 2025 show season, and is expected to operate alongside the 2026 show season, serving concertgoers and generating additional F&B revenue. Potential additional equity and / or debt financing over the next twelve months, including the potential issuance of shares of our Series B Preferred Stock and Common Stock are expected to allow the Company to continue its business operations. However, there is no guarantee that the Company will be able to implement these plans as laid out above.

Equity and Debt Financing Strategies

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

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into Credit Agreement with Pueblo Bank & Trust, as lender (the “Lender”) for a draw down term loan (the “Construction Loan”). The Construction Loan accrues interest at 8.50% and has a term of seventy months, maturing on March 27, 2031 (the “Maturity Date”). Beginning on the closing date, and continuing until no later than May 27, 2026 (the “Draw Period”), assuming that there has not been an “Event of Default” (as defined in the Credit Agreement) and that the Company has complied with all requirements under the documents and agreements governing the Construction Loan, the Company may from time-to-time request advances under the Construction Loan not to exceed an aggregate amount of $6.0 million. Obligations under the Construction Loan are secured under, and by, a deed of trust, various assets of the Company pledged pursuant to a security agreement, together with an assignment of leases and rents, and personal guaranties extended by certain Company affiliates. The outstanding balance as of March 31, 2026 and December 31, 2025 was $5,937,119 and $5,937,119, respectively. This mortgage is collateralized by the SHC land and buildings. This mortgage is personally guaranteed by JW Roth, the Company’s Chairman and CEO.

In April 2025, the Company entered into a Purchase and Sale Agreement to acquire certain real property in Centennial, Colorado (the “Centennial Property”) owned by Old Mill, LLC (“Old Mill”), which is partially owned by a Board member of the Company. On February 3, 2026, the Company entered into an Assignment of Purchase and Sale Agreement with Hall at Centennial LLC, a subsidiary of the Company (“Hall at Centennial”), and Old Mill. Following such assignment, on February 3, 2026, Hall at Centennial closed on the purchase of the Centennial Property from Old Mill pursuant to the Purchase and Sale Agreement. The purchase price of approximately $12,612,000 for the Centennial Property was paid through a combination of cash and a promissory note in the principal amount of approximately $7,758,000, bearing interest at 4.5% per annum, made by the Company in favor of Old Mill. In connection with the closing of the acquisition, Hall at Centennial also entered into a bridge loan (the “Loan”) evidenced by a promissory note in the principal amount of $4,350,000, which bears interest at 7.75% per annum and matures in early May 2026. The proceeds of the Loan were used to satisfy the cash closing delivery obligation for the acquisition of the Centennial Property (as well as to pay off Old Mill’s existing loan secured by the Centennial Property and certain outstanding taxes). The Loan was secured by a Deed of Trust on the Centennial Property that grants the lender a first-priority lien. The Loan was also guaranteed by the Company and personally guaranteed by JW Roth, the Company’s Chairman and CEO. On March 11, 2026, the principal amount of the bridge loan in the amount of $4,350,000, including accrued but unpaid interest, was fully repaid.

Cash Flows

The following information reflects cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents at beginning of period	$41,306,358	$37,969,454
Net cash used in operating activities	(8,517,982)	(9,036,985)
Net cash used in investing activities	(65,861,545)	(24,048,942)
Net cash provided by financing activities	89,674,447	19,779,579
Cash and cash equivalents at end of period	$56,601,278	$24,663,106

Net Cash Used in Operating Activities

Net cash used in operating activities increased $519,003 during the three months ended March 31, 2026, as compared to the prior year, primarily due to decreases in accrued payroll and payroll taxes, deferred revenue, and operating lease liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $41,812,603 during the three months ended March 31, 2026, as compared to the prior year, primarily due to an increase in the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $69,894,868 during the three months ended March 31 2026, as compared to the prior year, primarily due to the issuance of Common Stock, Common Warrants, and Pre-Funded Warrants through a registered offering that closed in March 2026.

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

Revenue Recognition

We recognize revenue in accordance with the FASB ASC 606, Revenue from Contracts with Customers, which requires us to allocate the transaction price received from our customers to separate and distinct performance obligations and to recognize revenue upon the satisfaction of our performance obligations. We recognize revenue from our sale to customers of F&B products at our restaurants when the F&B products are transferred to the customer. We recognize revenue from the rental of our venues and from tickets and related fees for concerts or shows performed at our venues when the event, concert, or show occurs. Amounts collected from sponsorship agreements, which are not related to a single event, are classified as deferred revenue and recognized over the term of the agreements as the benefits are provided to the sponsors. Amounts collected in advance of the event are recorded as deferred revenue until the event occurs. We recognize naming rights and sponsorship revenue over the life of the naming rights and sponsorship agreements.

The Company contracted with a subsidiary of the Anschutz Entertainment Group, AEG Presents-Rocky Mountains, LLC, a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within the Company’s Amphitheater Operations, its pre-sells naming rights to its amphitheater by partnering with industry-leading brands under naming-rights agreements. The Company generates net profits that are split with AEG Presents through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at the Company’s venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event the Company promotes and hosts, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within the Company’s net amphitheater revenue recognition from AEG Presents.

Investments in Related Parties

We have NCI investments in related parties. We account for certain of our investments in related parties using a practical expedient to measure those investments that do not have a readily determinable fair value in accordance with ASC 321, Investments — Equity Securities; ASC 325, Investments — Other; ASC 810, Consolidation; and ASC 820, Fair Value Measurement. Our investments in related parties are initially recognized at cost, and any income or loss resulting from such investments are recognized on our Unaudited Condensed Consolidated Statements of Operations, net of operating expenses. The carrying value of our related-party investments are assessed for indicators or impairment at each balance-sheet date, such that each investment is derecognized upon the sale or impairment of our interest in the investment. See “Non-Controlling Interest and Variable Interest Entities” for further discussions of the entities that are majority-owned subsidiaries and VIEs. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method.

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

The Company invested in Culinova, Inc. (formerly known as Innovate CPG, Inc.) for a total 526,166 shares (and paid a total purchase price of $5,261.66) in May 2025. As an equity holder of Roth Industries, the Company was afforded the right to acquire shares of Culinova, Inc. The Company’s Chairman and CEO is a director of Culinova, Inc. and Mitchell Roth, the Chairman and CEO. The Company’s officers and directors are also minority equity owners of Culinova, Inc. Certain of the Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method.

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

Warrants and Stock Options

During the three months ended March 31, 2026, the Company granted (or issued) a total of 29,142,500 warrants and stock options, with (i) 3,170,000 stock options granted to employees and directors, and (ii) 21,562,500 Common Warrants and 4,410,000 Pre-Funded Warrants issued as part of the March 8, 2026 offering to finance the construction of multi-seasonal amphitheaters.

As of March 31, 2026, there was a total of 34,162,452 warrants and stock options exercisable with an aggregate intrinsic value of $2,188,371. For the total warrants and stock options outstanding of 38,890,117 as of March 31, 2026, the aggregate intrinsic value was $2,529,016. As of March 31, 2026, there was $13,455,808 of unrecognized compensation cost related to non-vested warrants.

The equity compensation cost, related to warrants and stock options included as a charge to operating expenses in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, respectively, were $1,560,099 to be recognized over a weighted-average period of 4.71 years and $11,340,620 to be recognized over a weighted-average period of 4.89 years, respectively.

Non-Controlling Interest and Variable Interest Entities

The non-controlling interests (“NCIs”) represent capital contributions and distributions, income and loss attributable to the owners of the Company’s less-than-wholly-owned consolidated entities and are reported in equity. NCIs are evaluated by the Company and are shown as permanent equity. Net income (loss) attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the holders of the NCIs in the accompanying Unaudited Condensed Consolidated Statements of Operations. The net income (loss) attributable to NCIs is classified in the Unaudited Condensed Consolidated Statements of Operations as part of consolidated net income (loss) and deducted from total consolidated net income (loss) to arrive at the net income (loss) attributable to the Company. The Company has evaluated its investments in unconsolidated entities in order to determine if they qualify as variable interest entities (“VIEs”). The Company monitors these investments and, to the extent it has determined that it owns a majority of the controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments, including when there is a reconsideration event, to determine whether such investments are VIEs and whether such VIE should be consolidated. These analyses require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.

The Company accounts for the change in its ownership interest while it retains its controlling financial interest in its majority-owned subsidiaries or VIEs as equity transactions. The carrying value of the NCI should be adjusted to reflect the change in the Company’s ownership interest in the subsidiary, and differences between the fair value of the consideration received and the amount by which the NCI is adjusted should be recognized in equity attributable to the Company. This may be shown as NCI and as additional paid in capital to the Company, which, when combined, reconcile to the non-controlling issuance of shares as shown in the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity.

If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings. These may be majority-owned subsidiaries or variable interest entities that the Company has 100% voting control of.

During 2025, the Company bought 5,100,000 membership units of SHC. This purchase transaction did not result in a change in control of SHC.

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of March 31, 2026 and December 31, 2025:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes DST	Sunset HOU	Hall at Cen	Total
ASSETS
Cash and cash equivalents	40,225	56,266	57,811	184,840	322,556	29,031,757	18,021,719	57,460	6,308	14,912	285,305	278,406	41,659	48,399,224
Property and equipment, net	123,785	46,497,339	9,232,600	10,180,208	42,961,407	56,379,662	118,477,450	1,695,530	-	-	-	9,500	8,302,442	293,859,923
Other assets	1,120,172	594,831	591,518	438,217	526,333	290,834	17,652,941	6,847,073	3,154,413	1,737	8,265,718	10,014,784	2,700,202	52,198,773
Total assets	1,284,182	47,148,436	9,881,929	10,803,265	43,810,296	85,702,253	154,152,110	8,600,063	3,160,721	16,649	8,551,023	10,302,690	11,044,303	394,457,920
LIABILITIES
Accounts payable	143,810	689,568	125,419	1,599	1,612,243	40,625,418	84,976,754	1,106,822	18,500	3,775	30,984	337,215	403,165	130,075,272
Accrued expenses and other	337,223	201,145	338,593	265,237	179,569	6,438,706	218,367	20,888	-	657	1,979	94,947	7,980,878	16,078,189
Other long-term liabilities	963,753	-	2,831,141	3,858,708	5,508,641	675,000	26,972,360	-	-	-	-	175,000	-	40,984,603
Total Liabilities	1,444,786	890,713	3,295,153	4,125,544	7,300,453	47,739,124	112,167,481	1,127,710	18,500	4,432	32,963	607,162	8,384,043	187,138,064
Stockholders’ Equity & NCI	(160,604)	46,257,723	6,586,776	6,677,721	36,509,843	37,963,129	41,984,629	7,472,353	3,142,221	12,217	8,518,060	9,695,528	2,660,260	207,319,856
Total liabilities and equity	1,284,182	47,148,436	9,881,929	10,803,265	43,810,296	85,702,253	154,152,110	8,600,063	3,160,721	16,649	8,551,023	10,302,690	11,044,303	394,457,920

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes DST	Sunset HOU	Hall at Cen	Total
ASSETS
Cash and cash equivalents	53,337	362	163,403	280,933	508,141	797,593	2,611,759	2,222,234	538,035	6,343	169,547	1,683,056	756,160	9,790,903
Property and equipment, net	132,311	46,992,411	9,466,022	10,270,541	42,941,425	64,726,088	92,234,432	1,629,290	-	-	-	-	132,744	268,525,264
Other assets	1,062,258	10,000	606,150	404,845	964,476	2,738,369	13,976,710	4,932,073	2,704,413	14,476	6,500,000	7,042,004	508,550	41,464,324
Total assets	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	319,780,491
LIABILITIES
Accounts payable	45,277	3,435	95,163	4,788	629,355	28,838,639	24,235,272	593,165	14,999	3,652	15,000	39,077	37,113	54,554,935
Accrued expenses and other	281,692	760,786	507,459	356,843	515,920	6,988,928	15,824,951	531,312	30,000	761	1,979	121,119	104,304	26,026,054
Other long-term liabilities	978,063	-	2,879,468	3,901,428	5,937,119	675,000	26,701,800	-	-	-	-	25,000	-	41,097,878
Total Liabilities	1,305,032	764,221	3,482,090	4,263,059	7,082,394	36,502,567	66,762,023	1,124,477	44,999	4,413	16,979	185,196	141,417	121,678,867
Stockholders’ Equity & NCI	(57,126)	46,238,552	6,753,485	6,693,260	37,331,648	31,759,483	42,060,878	7,659,120	3,197,449	16,406	6,652,568	8,539,864	1,256,037	198,101,624
Total liabilities and equity	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	319,780,491

The following table provides a summary of the Company’s non-controlling interests for the periods ended March 31, 2026 and 2025:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset MC	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes CS 1	Sunset HOU	Hall at Cen	Total
Balance at December 31, 2025	(147,606)	16,983,428	566,708	6,312,830	24,051,400	16,772,826	(941,678)	20,736,223	108,534	244,154	(5,837)	1,805,213	212,236	150,505	86,848,936
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/26	(17,824)	38,036	(2,487)	95,085	(220,552)	(106,150)	-	(300,841)	(2,988)	(128)	(2,095)	(42,151)	(18,068)	(107,685)	(687,848)
Subsidiary issuance of shares, net of Venu contributions	-	-	-	-	(8,614,173)	6,934,907	-	13,221,129	(140,339)	(9,567)	-	1,933,739	251,325	634,763	14,211,784
Distributions to non-controlling shareholders	-	-	(907)	(101,591)	(296,501)	-	-	-	-	(53,168)	-	(126,732)	-	-	(578,899)
Balance at March 31, 2026	(165,430)	17,021,464	563,314	6,306,324	14,920,174	23,601,583	(941,678)	33,656,511	(34,793)	181,291	(7,932)	3,570,069	445,493	677,583	99,793,973

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset MC	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes CS 1	Luxe	Sunset Hous	Hall at Cen	Total
Balance at December 31, 2024	(91,207)	20,093,064	585,324	6,631,807	3,137,216	110,810	(65,428)	4,595,687	-	-	(3,595)	100,625	-	-	-	35,094,303
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/25	(6,373)	(741,280)	(3,023)	77,831	(145,314)	(88,367)	177	(458,850)	-	(700)	(2,629)	(492)	-	-	-	(1,369,020)
Subsidiary issuance of shares, net of Venu purchase of Subsidiary shares	-	-	-	-	13,770,625	2,596,672	-	10,953,701	-	15,968	-	9,262	-	-	-	27,346,228
Distributions to non-controlling shareholders	-	-	(909)	(98,064)	-	-	-	-	-	-	-	(6,453)	-	-	-	(105,426)
Balance at March 31, 2025	(97,580)	19,351,784	581,392	6,611,574	16,762,527	2,619,115	(65,251)	15,090,538	-	15,268	(6,224)	102,942	-	-	-	60,966,085

Off-Balance Sheet Arrangements

We do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, as a part of our ongoing business. Accordingly, we did not have any off-balance sheet arrangements during any of the periods presented.

Stockholders’ Equity

On September 6, 2024, Venu amended and restated is Articles of Incorporation to change its legal name to “Venu Holding Corporation” and cause all outstanding shares of its previously outstanding Class C Common Stock and Class D Common Stock to be converted on a one-for-one basis to shares of “Common Stock.” As of the filing of the Amended and Restated Articles of Incorporation, the Company’s authorized capital does not include Class A Voting Common Stock. As a result of the filing of the Amendment to its Articles of Incorporation the authorized capital stock of the Company consists of 144,000,000 shares of Common Stock, 1,000,000 shares of Class B Non-Voting Common Stock and 5,000,000 shares of Preferred Stock.

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

In connection with the Partner Agreement dated November 6, 2025, the Company issued 46,411 shares of Common Stock to the brand ambassador subsequent to March 31, 2026.

In connection with the LOI Amendment dated January 5, 2026, the Company issued 333 shares of Series B Preferred Stock to Aramark in exchange for cash payment of $4.995 million.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, Venu’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Venu’s “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, and concluded that the disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in Venu’s internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025. Venu had limited accounting and finance personnel, which impacted its ability to properly segregate duties relating to Venu’s internal controls over financial reporting. In addition, Venu’s financial close process was not sufficient. While Venu has processes to identify and appropriately apply applicable accounting requirements, Venu plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. The elements of Venu’s remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with enhanced accounting systems and financial close processes.

While Venu has processes to identify and appropriately apply applicable accounting requirements, its remediation plan includes the continuation of system enhancements, increased segregation of duties and growth of headcount in our accounting and finance department and/or increased use of third-party professionals with whom Venu consults regarding complex accounting applications. The elements of Venu’s remediation plan can only be accomplished over time with the addition of experienced accounting employees and/or external consultants and with enhanced accounting systems and financial close processes. Over the past year, Venu has strengthened its accounting and finance team, implemented enhanced systems, and continued to refine and evaluate the effectiveness of its internal control over financial reporting, and Venu will continue to evaluate its accounting and finance staffing needs and enhance its systems and improvements to its financial reporting processes. However, there can be no assurance that Venu will be successful in remediating the material weaknesses in its internal control over financial reporting. If Venu is unable to successfully complete its remediation efforts or favorably assess the effectiveness of its internal control over financial reporting, Venu’s operating results, financial position, stock price, and ability to accurately report its financial results and timely file its SEC reports could be adversely affected.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

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

On January 21, 2026, certain of the Company’s subsidiaries were named as defendants in a lawsuit filed in the El Paso County District Court of Colorado by plaintiffs seeking the abatement and permanent injunction of alleged unlawful noise pollution at Ford Amphitheater based on allegations that the venue emits unlawful noise pollution in violation of state law. Bailey. v. Notes CS I, DST, No. 2026CV30179 (El Paso Cnty. Dist. Ct. filed Jan. 21, 2026). On March 2, 2026, the subsidiary defendants filed a motion to dismiss the lawsuit, asserting that the plaintiffs’ complaint fails to measure noise in accordance with applicable state law. The defendant subsidiaries intend to vigorously defend against all claims.

Otherwise, we are not currently engaged in any legal proceedings that are expected, individually or in aggregate, to have a material adverse impact on our financial position or results of operations.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item 1A. However, in addition to other information set forth in this Quarterly Report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition, and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

No securities were sold during or subsequent to the quarter ended March 31, 2026 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were not previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 or a Current Report on Form 8-K or a Quarterly Report on Form 10-Q filed by the Company with the SEC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Insider Trading Arrangements

During the quarter ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

Of the 59,351,055 shares of Common Stock that are issued and outstanding as of May 15, 2026:

■	approximately 34,095,689 are freely tradable in the public market without restriction on transfer or subject to contractual “leak-out” restrictions or limitations.
■	25,255,366 are subject to “leak-out” restrictions, of which 3,208,885 are to be released of these restrictions on November 25, 2026; 22,042,981 are to be released of these restrictions on November 25, 2027; and 3,500 are scheduled released of these restrictions on November 25, 2028.

Of the aggregate of 15,244,800 shares beneficially owned by our officers and directors as of May 15, 2026:

■	7,524,478 shares are subject to “leak-out” restrictions, of which 941,481 are to be released of these restrictions on November 25, 2026; and 6,582,997 are to be released of these restrictions on November 25, 2027.
■	7,720,322 are not subject to the “leak-out” restrictions.

These leak-out restrictions terminate if, at any time before May 15, 2026, the closing sales price of the Company’s Common Stock is at or above $25 for ten consecutive trading days.

Following the restrictive periods set forth in the agreements described above, and assuming that no parties are released from these agreements and that there is no extension of the restricted period, shares of our Common Stock will be eligible for sale in the public market in compliance with Rule 144 or another exemption under the Securities Act.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated September 6, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on September 19, 2024)

3.2	Certificate of Designation, Preferences, and Rights of Series B 4% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2025)

3.3	Amendment to Certificate of Designation, Preferences, and Rights of Series B 4% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 9, 2026)

3.4	Bylaws of Notes Live, Inc. dated April 5, 2022 (incorporated herein by reference to Exhibit 3.8 to the Company’s Form S-1 filed on August 6, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Venu Holding Corporation
Date: May 15, 2026	By:	/s/ JW Roth
JW Roth
Chief Executive Officer and Chairman

Date: May 15, 2026	By:	/s/ Heather Atkinson
Chief Financial Officer

