Form 10-Q
period 2026-06-30
Venu Holding Corp
filed 2026-08-13
CIK 1770501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the issuer’s common stock outstanding as of August 13, 2026 was 56,210,552.

Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “Venu,” “we,” “us,” “our” or the “Company” refer to Venu Holding Corporation, a Colorado corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements regarding future events and the Company’s future results. These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “could,” “would,” “should,” “will,” “may,” variations of such words, and similar expressions of a forward-looking nature are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the Company’s anticipated growth and potential in its business, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended 2025, and this Quarterly Report and elsewhere herein. The forward-looking information contained in this Quarterly Report is generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.

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

Although we believe these forward-looking statements are reasonable, all forward-looking statements are subject to various risks and uncertainties, and our projections and expectations may be incorrect. The factors that may affect our expectations regarding our operations include, among others, the following:

●	our projected financial position, and actual and estimated cash burn rate;

●	our estimates regarding expenses, project development timelines and costs, future revenues and capital requirements for our current and future amphitheater campus development projects;

●	the level of our revenues, which depends in part on the performance of our restaurants, popularity of concerts and events held at our venues, the performance of the artists who perform at our venues, and our ability to attract concerts and events to our venues;

●	the costs and effectiveness of our marketing efforts, as well as our ability to promote our brands, future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements, our ability to compete effectively with existing competitors and new market entrants;

●	the level of our capital expenditures and other investments;

●	general economic conditions in the metropolitan areas in which our restaurants and venues operate or are being developed;

●	general instability of economic and political conditions in the United States and globally, including inflationary pressures, interest rate fluctuations, slowdown or recession, rising fuel prices, and geopolitical tensions, and the potential impact of economic conditions on our liquidity, operations, and personnel;

●	our ability to raise financing in the future and to obtain additional capital on terms that are favorable to us or at all;

●	our ability to service our debt obligations, and execute on additional sources of capital the Company identifies from time to time;

●	the demand for sponsorship and firepit suite interests at our venues and amphitheaters;

●	the effect of any postponements or cancellations by third parties or the Company of scheduled events, whether as a result of a public health emergency due to operational challenges and other health and safety concerns or otherwise;

●	our reliance on third parties;

●	our ability to expand our organization to accommodate potential growth and our ability to retain and attract key personnel;

●	compliance with government regulations, including federal and state securities laws, environmental, health, and safety regulations and liabilities thereunder;

●	the performance of the Company’s information technology systems and its ability to maintain data security;

●	the expenses associated with being a public company; and

●	other risks described from time to time in our filings with the Securities and Exchange Commission.

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

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in US Dollars)

	As of
	June 30,	December 31,
	2026	2025
	Unaudited	Audited
ASSETS
Current assets
Cash and cash equivalents	$16,283,650	$41,306,358
Inventories	590,861	474,467
Prepaid expenses and other current assets	3,407,825	2,546,523
Current portion NNN firesuite promissory notes receivable	111,373	-
Total current assets	20,393,709	44,327,348
Other assets
Property and equipment, net	446,239,065	305,947,277
Intangible assets, net	111,198	144,558
Operating lease right-of-use assets, net	17,010,370	17,397,009
Note receivable - related party	19,880,000	-
Long term NNN firesuite promissory notes receivable, net of current portion	7,445,981	-
Investment in EIGHT Brewing	-	1,999,999
Investment in related parties	555,262	555,262
Security and other deposits	143,358	183,582
Total other assets	491,385,234	326,227,687
Total assets	$511,778,943	$370,555,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$59,635,351	$25,129,485
Accrued expenses	6,620,210	27,847,751
Accrued payroll and payroll taxes	366,317	577,360
Deferred revenue	1,977,456	1,542,564
Current portion of operating lease liabilities	621,069	605,261
Current portion licensing liability	223,333	223,333
Current portion NNN firesuite liability	1,911,467	1,026,300
Current portion lease financing liability - related party	3,383,410	-
Current portion of long-term debt	8,174,776	400,108
Total current liabilities	82,913,389	57,352,162

Long-term portion of operating lease liabilities	16,625,919	16,886,027
Long-term licensing liability and other liabilities	10,040,749	8,951,600
Long-term convertible debt	1,927,742	1,907,530
Long-term NNN firesuite liability	56,878,056	30,038,214
Long-term lease financing liability - related party	38,031,471	-
Long-term debt, net of current portion	56,086,241	56,568,151
Total liabilities	$262,503,567	$171,703,684
Commitments and contingencies - See Note 16
Mezzanine Equity
Contingently Redeemable Convertible Cumulative Series B Preferred Stock, $0.001 par - 1,342 authorized, 1,008 issued and outstanding at June 30, 2026 and 675 issued and outstanding at December 31, 2025	$15,120,000	$10,125,000
Stockholders’ Equity
Common stock, $0.001 par - 144,000,000 authorized, 59,371,551 issued and 56,056,839 outstanding at June 30, 2026 and 43,536,954 issued and 42,860,764 outstanding at December 31, 2025	59,372	42,961
Class B common stock, $0.001 par - 1,000,000 authorized, 381,235 issued and 304,990 outstanding at June 30, 2026 and 381,235 issued and 304,990 outstanding at December 31, 2025	381	304
Additional paid-in capital	276,946,369	201,188,680
Accumulated deficit	(123,098,229)	(91,454,930)
	$153,907,893	$109,777,015
Treasury Stock, at cost - 3,390,957 shares at June 30, 2026 and 752,435 shares at December 31, 2025	(17,900,353)	(7,899,600)
Total Venu Holding Corporation and subsidiaries equity	$136,007,540	$101,877,415
Non-controlling interest	98,147,836	86,848,936
Total stockholders’ equity	$234,155,376	$188,726,351
Total liabilities and stockholders’ equity	$511,778,943	$370,555,035

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Restaurant including food and beverage revenue, net	$3,192,696	$2,545,178	$5,617,082	$4,590,094
Event center ticket and fees revenue, net	1,047,541	1,443,707	1,902,352	2,424,146
Rental and sponsorship revenue, net	555,224	498,422	1,027,514	972,226
Total revenues, net	$4,795,461	$4,487,307	$8,546,948	$7,986,466
Operating costs
Food and beverage	807,111	613,546	1,450,802	1,111,386
Event center	951,005	929,498	1,668,720	1,653,562
Labor	1,623,373	1,118,884	3,142,118	2,117,831
Rent	476,070	409,959	957,782	774,336
General and administrative	10,093,301	8,463,946	17,637,456	15,204,257
Equity compensation	1,782,521	1,883,762	3,738,453	13,224,382
Depreciation and amortization	2,400,731	1,374,412	4,776,523	2,749,776
Donation of EIGHT Brewing investment	1,999,999	-	1,999,999	-
Total operating costs	$20,134,111	$14,794,007	$35,371,853	$36,835,530

Loss from operations	$(15,338,650)	$(10,306,700)	$(26,824,905)	$(28,849,064)

Other income (expense), net
Interest expense, net	(4,424,770)	(1,983,993)	(7,403,503)	(2,906,879)
Other income (expense), net	29,974	(12,901)	50,769	19,599
Total other expense, net	(4,394,796)	(1,996,894)	(7,352,734)	(2,887,280)

Net loss	$(19,733,446)	$(12,303,594)	$(34,177,639)	$(31,736,344)

Net loss attributable to non-controlling interests	(1,846,492)	(886,361)	(2,534,340)	(2,255,381)
Net loss attributable to Venu	(17,886,954)	(11,417,233)	(31,643,299)	(29,480,963)
Preferred stock dividend	(152,880)	(16,875)	(300,750)	(16,875)
Net loss attributable to common stockholders	$(18,039,834)	$(11,434,108)	$(31,944,049)	$(29,497,838)

Weighted average number of shares of Class B common stock, outstanding, basic and diluted	304,990	379,990	304,990	379,990
Basic and diluted net loss per share of Class B common stock	$(0.30)	$(0.30)	$(0.60)	$(0.77)

Weighted average number of shares of Common stock, outstanding, basic and diluted	59,461,443	37,984,523	53,302,185	37,984,523
Basic and diluted net loss per share of Common stock	$(0.30)	$(0.30)	$(0.60)	$(0.77)

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in US Dollars)

	Class B Common Stock		Common Stock		Additional		Treasury Stock		Total Venu Holding	Non-
	Number of Shares	Amount	Number of Shares	Amount	Paid In Capital	Accumulated Deficit	Number of Shares	Amount	Corporation Equity	Controlling Interests	Total Equity
Balances at December 31, 2025	304,990	$304	42,860,764	$42,961	$201,188,680	$(91,454,930)	752,435	$(7,899,600)	$101,877,415	$86,848,936	$188,726,351
Equity issued for services	-	-	157,413	$157	652,843	-	-	-	653,000	-	653,000
Issuance of common shares and warrants, net of issuance costs	-	-	15,677,184	15,578	90,964,564	-	-	-	90,980,142	-	90,980,142
Equity based compensation	-	-	-	-	2,918,786	-	-	-	2,918,786	-	2,918,786
Contingently Redeemable Convertible Cumulative Series B Preferred Stock dividends accrued	-	-	-	-	(300,750)	-	-	-	(300,750)	-	(300,750)
Subsidiary issuance of shares, net of Venu contributions	-	-	-	-	(18,477,754)	-	-	-	(18,477,754)	26,683,883	8,206,129
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	(12,850,643)	(12,850,643)
Class B Common Stock and Common Stock repurchased by Venu	76,245	77	676,190	676	-	-	2,638,522	(10,000,753)	(10,000,000)	-	(10,000,000)
Net loss	-	-	-	-	-	(31,643,299)	-	-	(31,643,299)	(2,534,340)	(34,177,639)
Balances at June 30, 2026	381,235	$381	59,371,551	$59,372	$276,946,369	$(123,098,229)	3,390,957	$(17,900,353)	$136,007,540	$98,147,836	$234,155,376

Balances at December 31, 2024	379,990	$379	37,471,465	$37,472	$144,546,368	$(47,361,208)	276,245	$(1,500,076)	$95,722,935	$35,094,303	$130,817,238
Warrants issued as debt discount with convertible debt transaction	-	-	-	-	1,189,200	-	-	-	1,189,200	-	1,189,200
Equity issued for services	-	-	30,000	30	277,870	-	-	-	277,900	-	277,900
Equity based compensation	-	-	-	-	13,024,382	-	-	-	13,024,382	-	13,024,382
Equity issued for interest for convertible promissory note renewal	-	-	29,168	29	291,651	-	-	-	291,680	-	291,680
Subsidiary issuance of shares, net of Venu purchase of Subsidiary shares	-	-	-	-	(16,613,243)	-	-	-	(16,613,243)	41,067,480	24,454,237
Distributions to non-controlling shareholders	-	-	-	-	-	-	-	-	-	(251,785)	(251,785)
Net loss	-	-	-	-	-	(29,480,963)	-	-	(29,480,963)	(2,255,381)	(31,736,344)
Balances at June 30, 2025	379,990	$379	40,080,292	$40,080	$168,490,516	$(76,842,171)	276,245	$(1,500,076)	$90,188,728	$73,654,617	$163,843,345

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in US Dollars)

	For the six months ended June 30,
	2026	2025
Net loss	$(34,177,639)	$(31,736,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	55,957	-
Equity issued for interest on debt	-	291,680
Equity based compensation	2,918,786	13,024,382
Equity issued for services	653,000	277,900
Noncash interest and debt discount	876,482	2,829,506
Noncash lease expense	849,264	184,741
Depreciation and amortization	4,776,523	2,749,776
Noncash donation of EIGHT Brewing investment	1,999,999	-
Changes in operating assets and liabilities:
Inventories	(116,394)	31,166
Prepaid expenses and other current assets	(861,302)	(391,189)
Security and other deposits	40,224	(25,250)
Accounts payable	34,505,866	(2,781,721)
Accrued expenses	(21,528,291)	3,235,134
Accrued payroll and payroll taxes	(211,043)	(105,678)
Deferred revenue	434,892	360,730
Operating lease liabilities	(706,925)	(185,469)
Licensing liability	1,089,149	756,389
Net cash used in operating activities	(9,401,452)	(11,484,247)
Cash flows from investing activities
Purchase of property and equipment	(132,875,433)	(37,211,382)
Investment in EIGHT Brewing	-	(1,999,999)
Investment in related parties	-	(5,262)
Net cash used in investing activities	(132,875,433)	(39,216,643)
Cash flows from financing activities
Receipt of convertible promissory note	-	18,000,000
Proceeds from NNN firesuite liability, including $542,646 principal payments from NNN firesuite promissory notes receivable	19,467,646	-
Proceeds from lease financing liability - related party	21,951,844	-
Proceeds from issuance of Contingently Redeemable Convertible Cumulative Series B Preferred Stock	4,995,000	10,125,000
Proceeds from issuance of common stock, net of $7,395,725 issuance costs	68,531,119	-
Proceeds from issuance of common warrants and pre-funded warrants	21,796,023	-
Proceeds from Subsidiary issuance of shares, net of Venu purchase of Subsidiary shares	(3,452,060)	24,454,237
Repurchase of treasury stock	(10,000,000)	-
Principal payments on promissory note	(4,500,000)	(2,000,000)
Principal payments on long-term debt	(332,142)	(164,038)
Principal payments on lease financing liability - related party	(10,799)	-
Distributions to non-controlling shareholders	(1,192,454)	(251,785)
Net cash provided by financing activities	117,254,177	50,163,414
Net decrease in cash and cash equivalents	(25,022,708)	(537,476)
Cash and cash equivalents, beginning	41,306,358	37,969,454
Cash and cash equivalents, ending	$16,283,650	$37,431,978
Supplemental cash flow information:
Cash paid for interest	$856,948	$230,467
Cash paid for income taxes	$-	$-
Supplemental non-cash investing and financing activities:
Property acquired via promissory note	$12,215,475	$25,000,000
Real property sold in exchange for note receivable - related party	$19,880,000	$-
Lease financing liability from real property lease - related party	$41,376,869	$-
Accrued preferred stock dividends	$300,750	$16,875
Debt discounts - warrants	$-	$1,486,329
Conversion of convertible debt and interest to common equity	$-	25,000,000

See notes to accompanying condensed consolidated financial statements.

VENU HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2026 AND 2025

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

The Company’s subsidiaries and its interests in each (either directly or indirectly through other subsidiaries) are presented below as of June 30, 2026 and December 31, 2025:

Name of Entity	Place of Incorporation	As of June 30, 2026 Interest	As of December 31, 2025 Interest
Bourbon Brothers Holdings LLC (“BBH”)	Colorado	100%	100%
Bourbon Brothers Smokehouse & Tavern CS, LLC (“BBSTCS”)	Colorado	100%	100%
Bourbon Brothers Presents, LLC d/b/a Phil Long Music Hall at Bourbon Brothers (“BBP”) *	Colorado	89%	89%
Bourbon Brothers Smokehouse and Tavern Centennial, LLC (“BBSTCentennial”)	Colorado	100%	**
Bourbon Brothers Presents Centennial, LLC (“BBPCentennial”)	Colorado	100%	**
Bourbon Brothers Smokehouse and Tavern GA LLC (“BBSTGA”)	Georgia	100%	100%
Bourbon Brothers Presents GA LLC (“BBPGA”)	Georgia	100%	100%
Bourbon Brothers Licensing LLC (“BBL”)	Colorado	100%	100%
Notes Holding Company LLC (“NH”)	Colorado	100%	100%
The Sunset Amphitheater LLC (“Sunset”) *	Colorado	14%	14%
Hospitality Income & Asset, LLC (“HIA”) *	Colorado	99%	99%
GA HIA, LLC (“GAHIA”) *	Colorado	15%	15%
Notes Live Real Estate LLC (“NLRE”)	Colorado	100%	100%
Roth’s Sea & Steak LLC (“Roth Sea”)	Colorado	100%	100%
Sunset Operations LLC (“SunsetOps”)	Colorado	100%	100%
Sunset Hospitality Collection LLC (“SHC”) *	Colorado	53%	54%
Notes Hospitality Collection LLC (“NHC LLC”)	Colorado	100%	100%
Sunset at Broken Arrow LLC (“Sunset BA”) *	Colorado	54%	54%
Sunset Operations at Broken Arrow, LLC (“BAOps”)	Oklahoma	100%	**
Sunset Ground at Broken Arrow, LLC (“BAGround”)	Colorado	100%	100%
Sunset at Mustang Creek LLC (“Sunset MC”)	Colorado	100%	100%
Sunset at McKinney LLC (“Sunset McK”) *	Colorado	67%	68%
Sunset Operations at McKinney, LLC (“McKinneyOps”)	Texas	100%	100%
Sunset Ground at McKinney LLC (“McKGround”)	Colorado	100%	100%
Sunset at El Paso LLC (“Sunset EP”) *	Colorado	98%	98%
Sunset Operations at El Paso LLC (“EPOps”)	Colorado	100%	100%
Sunset Ground at El Paso LLC (“EPGround”)	Colorado	100%	100%
Polaris Pointe Parking LLC (“PPP”)	Colorado	100%	100%
Venu Income LLC (“Income”) *	Colorado	94%	94%
Venu VIP Rides LLC (“Rides”) *	Colorado	50%	50%
Notes CS I, DST (“Trust”)	Delaware	100%	86%
Notes CS I Holdings, LLC (“Holdings LLC”)	Colorado	100%	100%
Notes CS I ST, LLC (“Notes Trustee”)	Colorado	100%	100%
Bourbon Brothers Retail Properties, DST (“BBRP DST”)	Delaware	100%	**
Bourbon Brothers Retail Properties ST LLC (“BBRP Trustee”)	Colorado	100%	**
Venu LuxeSuite Holdings, LLC (“Luxe”)	Colorado	100%	100%
Venu 280, LLC (“Artist 280”)*	Colorado	100%	100%
Venu Presents LLC (“Venu Presents”)	Colorado	100%	100%
Sunset at Houston in Webster LLC (“Sunset HOU”) *	Colorado	96%	98%
Hall at Centennial LLC (“Hall at Centennial”) *	Colorado	82%	93%
Venu FireSuite Income, LLC (“VenuFSIncome”)	Colorado	100%	**
Sunset at Chattanooga, LLC (“Sunset Chat”)	Colorado	100%	**
Sunset Amphitheater Ground at Chattanooga, LLC (“ChatGround”)	Colorado	100%	**

*	These entities are considered majority-owned subsidiaries or variable interest entities and they are consolidated into the Company’s consolidated financials.

**	These entities were formed after December 31, 2025, therefore the Company did not have an interest in them as of that date.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Bourbon Brothers Holdings LLC (“BBH”) is a holding company designed to own and manage each of the Bourbon Brothers-related operating entities.

Bourbon Brothers Smokehouse and Tavern CS, LLC (“BBSTCS”) is the sole owner and operator of the Bourbon Brothers Smokehouse & Tavern (“BBST”) restaurant operations in Colorado Springs, Colorado (such restaurant, “BBST CO”). The restaurant building was leased by BBSTCS from Hospitality Income & Asset, LLC (“HIA”), a majority-owned subsidiary of the Company, whom the Company had a lease with and in which the Company purchased a majority interest in during the year ended December 31, 2022. On June 24, 2026, HIA assigned its lease interests in and lease with BBSTCS to Bourbon Brothers Retail Properties, DST (“BBRP DST”), a wholly owned subsidiary of Venu (refer to Note 5 – Leases for further details).

Bourbon Brothers Presents, LLC d/b/a Phil Long Music Hall (“BBP”) specializes in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements, at the Company’s indoor event venue in Colorado Springs, Colorado (“BBP CO”), which became known as “Phil Long Music Hall at Bourbon Brothers” in August 2024. BBP is the sole owner and operator of the BBP CO facility and leased the building from HIA. Pursuant to a Lease Agreement and Assignment and Assumption Agreement dated June 24, 2026, HIA reassigned its lease interests in and lease with BBP to BBRP DST, a wholly owned subsidiary of Venu (refer to Note 5 – Leases for further details). The Company owns 89% of BBP and 100% of its voting control, and it consolidates BBP into its financials.

Bourbon Brothers Smokehouse and Tavern Centennial, LLC (“BBSTCentennial”) is the sole owner and operator of the BBST restaurant the Company plans to develop in Centennial, Colorado (such restaurant, “BBST Centennial”), which is expected to open in mid- to late 2027.

Bourbon Brothers Presents Centennial, LLC (“BBPCentennial”) will operate as the Company’s concert and event venue in Centennial, Colorado (“BBP Centennial”), which is expected to open in mid- to late 2027. BBP Centennial will specialize in producing music concerts as well as other types of live entertainment, including comedy acts and speaking engagements, and the BBP Centennial concert and event venue facility is expected to be utilized for corporate events and weddings.

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

Bourbon Brothers Licensing, LLC (“BBL”) serves as the entity which licenses the Bourbon Brothers brand.

Notes Holding Company, LLC (“NH”) is a pass-through entity established to hold the Company’s equity interests in various subsidiaries.

13141 BP, LLC (“13141 BP”) was acquired by the Company on June 26, 2024. 13141 BP owned the land and buildings that was used in the operations of the Company’s former Notes Eatery restaurant. The Company owned 100% of 13141 BP and 100% of its voting control until 13141 BP’s sale of the land and building to a third party on July 18, 2025. Upon the sale, the Company determined the disposed component did not meet discontinued-operations criteria, and its financial impacts were reported within the normal results of continuing operations (and not segregated below income from continuing operations).

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

The Sunset Amphitheater LLC (“Sunset”) operates the Company’s amphitheater located in Colorado Springs, Colorado, which opened in August 2024, and is now known as “Ford Amphitheater” pursuant to a naming-rights agreement. The Company owns 14% of this variable interest entity and 100% of its voting control, and it consolidates Sunset into its financials.

Hospitality Income & Asset, LLC (“HIA”) was acquired by the Company on April 1, 2022 and owned the land and buildings used for the operations of the BBST CO restaurant and the BBP CO concert and event venue (such land, the “DST Real Estate”) pursuant to lease arrangements between HIA and each of BBSTCS (with respect to BBST CO) and BBP (with respect to BBP CO). On June 24, 2026, HIA conveyed the DST Real Estate to BBRP DST, a wholly owned subsidiary of Venu, pursuant to a Lease Agreement and Assignment and Assumption Agreement (refer to Note 5 – Leases for further details). The Company owns 99% of HIA and 100% of its voting control, and it consolidates HIA into its financials.

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

Roth’s Sea & Steak LLC (f/k/a Roth’s Seafood and Chophouse, LLC) (“Roth Sea”) operates as the Roth’s Sea & Steak restaurant (“Roth’s Sea & Steak”) adjacent to Ford Amphitheater, which opened November 8, 2025.

Sunset Operations LLC (“Sunset Ops”) is the operating entity that manages the operations of Ford Amphitheater.

Sunset Hospitality Collection LLC (“SHC”) owns the building that is leased to Roth’s Sea and NHC LLC, which opened to the public in early November 2025. The Company, through NLRE, owns 53% of SHC and 100% of its voting control, and it consolidates SHC into its financials.

Notes Hospitality Collection LLC (“NHC LLC”) is the operating entity that manages the venue rentals and 1,200 additional seats of Notes Hospitality Collection (“NHC”), which can be utilized to view the concerts and shows at Ford Amphitheater and opened to the public in November 2025. NHC consists of two premier, configurable hospitality spaces that frame either side of Roth’s Sea & Steak and can be used for hosting corporate events, weddings, trade shows, conventions, and other events.

Sunset at Broken Arrow LLC (“Sunset BA”) will operate as a multi-seasonal, hospitality-focused music amphitheater located in Broken Arrow, Oklahoma to be known as the “Regent Bank Amphitheater,” which broke ground in October 2025 and is expected to open in Fall 2026. The Company, through NLRE, owns 54% of Sunset BA and 100% of its voting control, and it consolidates Sunset BA into its financials.

Sunset Operations at Broken Arrow, LLC (“BAOps”) is the operating entity that manages the operations of the Regent Bank Amphitheater.

Sunset Ground at Broken Arrow, LLC (“BAGround”) owns the land that the Regent Bank Amphitheater is being constructed upon.

Sunset at Mustang Creek LLC (“Sunset MC”) was planned to be a hospitality-focused music amphitheater located in Mustang Creek, Oklahoma. The Company decided not to move forward with operations in this municipality in 2025.

Sunset at McKinney LLC (“Sunset McK”) will operate as a multi-seasonal, hospitality-focused music amphitheater located in McKinney, Texas (“The Sunset McKinney”), which officially broke ground in June 2025 and is expected to open in Q1 2027. The Company, through NLRE, owns 67% of Sunset McK and 100% of its voting control, and it consolidates Sunset McK into its financials.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Sunset Operations at McKinney, LLC (“McKinneyOps”) is the operating entity that manages The Sunset McKinney’s operations.

Sunset Ground at McKinney LLC (“McKGround”) owns the land that The Sunset McKinney is being constructed on.

Sunset at El Paso, LLC (“Sunset EP”) will operate as a multi-seasonal, hospitality-focused music amphitheater located in El Paso, Texas (“The Sunset El Paso”), which broke ground in November 2025 and is expected to open in early 2028. The Company, through NLRE, owns 98% of Sunset EP and 100% of its voting control, and it consolidates Sunset EP into its financials.

Sunset Operations at El Paso LLC (“EPOps”) is the operating entity that manages The Sunset El Paso’s operations.

Sunset Ground at El Paso LLC (“EPGround”) owns the land that The Sunset El Paso will be constructed on.

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

Venu Income LLC (“VenuInc”) is an entity created for the purpose of generating revenues from rental income and the sale of concert tickets for the Regent Bank Amphitheater and The Sunset McKinney. The Company owns 94% of VenuInc and 100% of its voting control, and it consolidates VenuInc into its financials.

Venu VIP Rides LLC (“Rides”) is an entity that provides transportation services to Venu’s employees and shareholders. The Company owns 50% of Rides and 100% of its voting control, and it consolidates Rides into its financials.

Notes CS I, DST (“the Trust”), a Delaware statutory trust and a now wholly owned subsidiary of the Company, owned the land on which Sunset’s improvements for the Ford Amphitheater are located. On August 22, 2024, NLRE conveyed the 9.41 acres of real property upon which the Ford Amphitheater is located (the “Sunset Property”) to Notes CS I Holdings, LLC, a wholly owned subsidiary of Venu (“Holdings LLC”), and Holdings LLC conveyed the Sunset Property to the Trust in exchange for 100% of the Trust’s beneficial interests.

On June 5, 2026, pursuant to a purchase and sale agreement, the Trust conveyed the Sunset Property and NLRE conveyed an additional 1.1 acres of real property (collectively, including the improvements thereon, the “DST Property”) to a related party of the Company (refer to Note 10 – Equity for further details). The DST Property was then leased back to the Trust under a 25-year ground lease agreement (refer to Note 5 – Leases for further details).

The signatory trustee for the Trust is Notes CS I ST, LLC (“Notes Trustee”), a wholly owned subsidiary of Venu. As the Trust’s signatory trustee, Notes Trustee has the sole power and authority to manage the activities and affairs of the Trust, and to hold legal title to the property held by the Trust. Holdings, LLC previously sold beneficial interests in the Trust to third parties However, pursuant to the Purchase and Sale Agreement dated June 5, 2026, the Trust used a portion of the proceeds from the financing arrangement of the sale of the DST Property to redeem 100% of the beneficial interests in the Trust.

Bourbon Brothers Retail Properties, DST (“BBRP DST”), a Delaware statutory trust, owns the DST Real Estate underlying the BBST CO and the BBP CO facilities, which was conveyed by HIA to BBRP DST pursuant to a Lease Agreement and Assignment and Assumption Agreement on June 24, 2026, in exchange for 100% of the beneficial interests in BBRP DST. The signatory trustee for BBRP DST is Bourbon Brothers Retail Properties ST LLC (“BBRP Trustee”), a wholly owned subsidiary of Venu.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (Continued)

Additional investors that acquire beneficial interests in BBRP DST and become beneficial owners will have no voting rights with respect to the affairs of BBRP DST and will not have legal title to any portion of the property held by BBRP DST. Instead, BBRP Trustee, as BBRP DST’s signatory trustee, has the sole power and authority to manage the activities and affairs of BBRP DST, including the power and authority to sell the property held by BBRP DST and to hold legal title to such property. Under the documents governing BBRP DST, the trust’s beneficial interest holders are entitled to distributions on a pro rata basis of the base rent payments made to BBRP DST from each of BBSTCS (with respect to BBST CO) and BBP (with respect to BBP CO).

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

Venu 280, LLC d/b/a Artist 280 (“Artist 280”) was formed, in part, to provide private air and travel services to artists who perform at certain Company venues. The Company owns 100% of Artist 280 and 100% of its voting control, and it consolidates Artist 280 into its financials.

Venu Presents LLC (“Venu Presents”) is the operator that manages the Sunset Amphitheater in McKinney, TX operations and premises.

Sunset at Houston in Webster, LLC (“Sunset HOU”) will operate as a multi-seasonal, hospitality-focused music amphitheater located in the greater Houston, Texas area (“The Sunset Houston”), which is expected to open in mid-2028. The Company owns 96% of Sunset HOU and 100% of its voting control, and it consolidates Sunset HOU into its financials.

Hall at Centennial LLC (“Hall at Centennial”) owns the land and buildings that will be used for the restaurant and music venue operations of both BBST Centennial and BBP Centennial pursuant to existing lease arrangements. Hall at Centennial is the Colorado-based entity that holds the Company’s Centennial, CO-based assets and operations. The Company owns 82% of this variable interest entity and 100% of its voting control, and it consolidates Hall at Centennial into its financials.

Venu FireSuite Income, LLC (“VenuFSIncome”) was formed to hold lease interests in specified FireSuites at certain of the Company’s venues, and receive from third parties to fund construction costs associated with the Company’s multi-seasonal venues. The Company, through NLRE, owns 100% of VenuFSIncome and 100% of its voting control, and it consolidates VenuFSIncome into its financials.

Sunset at Chattanooga, LLC (“Sunset Chat”) will operate as a multi-seasonal, hospitality-focused music amphitheater located in Chattanooga, Tennessee (“The Sunset Chattanooga”). Construction of The Sunset Chattanooga has not yet begun. The Company owns 100% of Sunset Chat and 100% of its voting control, and it consolidates Sunset Chat into its financials. On May 8, 2026, Sunset Chat entered into a Purchase and Sale Agreement to acquire approximately 15 acres of land located in The Bend in Chattanooga, Tennessee, upon which the Company intends to develop and construct an omni-content, multi-seasonal, 12,500-capacity amphitheater (“The Sunset Chattanooga”). The deposit on the land is currently held in escrow and the Company is negotiating incentives with county, city, and state entities.

Sunset Amphitheater Ground at Chattanooga, LLC (“ChatGround”) owns the land that The Sunset Chattanooga will be constructed on.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC. The accompanying unaudited condensed financial statements have been prepared by the Company. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in Note 2 Significant Accounting Policies included in the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 31, 2026 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2025 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2026 may not be necessarily indicative of the operating results expected for the full year or any future period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Significant estimates made by management include, but are not limited to: economic lives of leased assets; impairment assessment of long-lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; initial measurement (and any subsequent remeasurement) of operating right-of-use assets and lease liabilities, including the discount rate used in the present value calculation of future payments, and estimates of fair value used in the private stock valuations used for equity-based compensation of warrants and stock options.

Liquidity and Capital Resources

The Company has devoted substantially all its efforts to developing and implementing its business plan, raising capital, opening, planning and operating its restaurants and event venues in Colorado, Georgia, Oklahoma, Texas, and Tennessee. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.

The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. As of the issuance of these financials, management has concluded that substantial doubt about the Company’s ability to continue as a going concern for the next twelve months has been alleviated.

The Company had an accumulated deficit of $123,098,229 and $91,454,930 as of June 30, 2026 and December 31, 2025, respectively, and incurred net losses of $34,177,639 and $31,736,344 for the six months ended June 30, 2026 and 2025, respectively. These conditions raised substantial doubt about the Company’s ability to continue as a going concern; however, based on management’s expectations that the Company will add additional venue locations and continue its business operations, Venu believes that such substantial doubt has been alleviated.

The Company believes that cash on hand from its prior equity offerings, its sale lease-back arrangements, revenues from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, on-going sales of interests in Luxe FireSuites, the operations at the Ford Amphitheater campus (including Roth’s Sea & Steak and Brohan’s), the anticipated opening of the Regent Bank Amphitheater in Broken Arrow, Oklahoma in Fall 2026, debt facilities the Company closed on subsequent to June 30, 2026 and expects to close on later in 2026, and potentially other additional capital raising and debt financing transactions or the use of the Company’s at-the-market sales program from time to time will allow the Company to continue its business operations for at least 12 months from the date of this Quarterly Report. Nonetheless, the Company’s continued implementation of its business plan to open under-development venues and add additional locations is dependent on its future engagement in strategic locations, real estate transactions, capital raising, and debt financing. There is no guarantee that the Company will be able to execute on these plans. If the Company is unable to enter into strategic relationships and transactions, the Company may be required to delay its business plan implementation for future expansion, which would have a material adverse impact on the Company’s growth plan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, majority-owned subsidiaries, and variable interest entities. For those entities that aren’t wholly owned by Company, the Company assesses the voting and management control to confirm the Company is the primary beneficiary of the majority-owned subsidiaries and variable interest entities. All intercompany accounts and transactions have been eliminated upon consolidation. See “Organization” and “Non-Controlling Interest and Variable Interest Entities” for further discussions of the entities that are majority-owned subsidiaries and variable interest entities. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. See Note 8 – Investments in Related Parties for further discussion.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all highly liquid investments with an original maturity of three months or less. Our cash and cash equivalents include bank accounts as well as interest-bearing accounts consisting primarily of bank deposits and money market accounts managed by third-party financial institutions. As of June 30, 2026, the Company had $1,362,248 of cash and cash equivalents in the form of money market accounts that earned interest income of $181,651 and $309,322 for the three and six months ended June 30, 2026, respectively. As of December 31, 2025, the Company had $23,095,342 of cash and cash equivalents in the form of money market accounts that earned interest income of $24,293 and $127,486 for the three and six months ended June 30, 2025, respectively. Cash and cash equivalents may exceed federally insured limits.

Inventories

Inventories, consisting principally of food, beverages and supplies, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. The Company reviews inventory on a weekly basis and determines if slow-moving or obsolete inventory exists. No allowance was deemed necessary as of June 30, 2026 and December 31, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in related parties

The Company currently accounts for certain investments using a practical expedient to measure these investments that do not have a readily determinable fair value in accordance with Accounting Standards Codification (“ASC”) 321, Investments - Equity Securities; ASC 325, Investments – Other; ASC 810, Consolidation; and ASC 820, Fair Value Measurement. The investments are initially recognized at cost. Any income or loss from these investments is recognized on the Unaudited Condensed Consolidated Statements of Operations, net of operating expenses. The carrying value of the Company’s investments are assessed for indicators or impairment at each balance sheet date. Under this method of accounting, the investment is derecognized once the Company’s interest in the investment is sold or impaired. Upon sale, any proportionate gain or loss is recognized in the Unaudited Condensed Consolidated Statements of Operations as other income. See Note 8 – Investments in Related Parties and Note 15 – Related Party Transactions for further discussion.

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

Capitalization of Interest Costs of Real Estate Projects

The Company acquires real estate for the construction and development of future venues. Interest costs incurred over the period in which the construction and development of the venue are substantially complete are recorded as part of the historical cost of the real estate asset and depreciated under the same method as property and equipment.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment Assessment of Long-Lived Assets

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An evaluation for impairment is performed at the lowest level of identifiable cash flows. An impairment loss is recognized in an amount equal to the excess of the carrying value over the estimated fair value. No impairment loss was recognized during the three and six months ended June 30, 2026 and 2025, respectively.

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

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. This ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied. The Company recognizes revenue from restaurant sales when food and beverage products are transferred to the customer. Revenue from a venue rental, concert or show is recognized when the event, concert or show occurs. Amounts collected in advance of the event are recorded as deferred revenue until the event occurs. Amounts collected from sponsorship agreements, which are not related to a single event, are classified as deferred revenue and recognized over the term of the agreements as the benefits are provided to the sponsors. As of June 30, 2026 and December 31, 2025, deferred revenue totaled $1,977,456 and $1,542,564, respectively. As of June 30, 2025 and December 31, 2024, deferred revenue totaled $1,888,889 and $1,528,159, respectively. During the three and six months ended June 30, 2026, the Company recognized $351,787 and $911,264, respectively, in revenue from its deferred revenue balance as of December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized $686,696 and $1,405,418, respectively, in revenue from its deferred revenue balance as of December 31, 2024. There are no refunds or allowance for refunds in accordance with the Company’s reservation policies.

Long-term Licensing Agreement

The Company accounts for suite licensing agreements for NHC and its owners club memberships for the Regent Bank Amphitheater, The Sunset McKinney, and The Sunset Houston as long-term licensing liabilities. The suite licensing agreements for NHC grants the licensee with the exclusive access to a Luxe FireSuite over a 99-year lease term commencing on the date of the first ticketed event. The agreements require a one-time upfront fee of $200,000, which is amortized over 30 years, representing the estimated useful life of the amphitheater and the period over which the licensee is expected to utilize the suite. The amortization of these suite license fees started to be recognized in June 2025 when NHC fully opened its suites in Colorado Springs, Colorado. For the three and six months ended June 30, 2026, the Company recognized rental income totaling $55,833 and $111,667, respectively, from prepaid licenses. For the three and six months ended June 30, 2025, the Company recognized rental income totaling $18,611 and $18,611, respectively, from prepaid licenses.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Each owners club membership for the Regent Bank Amphitheater, The Sunset McKinney, and The Sunset Houston entitles each member to perpetual access to two tickets to a Luxe FireSuite and requires a one-time upfront deposit, ranging from $25,000 to $50,000 under a financing option, or $100,000 to $200,000 for a fully prepaid membership. Members who elect the financing option are required to pay the membership fee in six installments, with the initial deposit of $25,000 or $50,000 due upon execution of the membership agreement, followed by five equal installments of the remaining balance due annually on or before 120 days prior to the first scheduled public event at each of the amphitheaters in each subsequent year from 2026 to 2030. The owners club membership fees are expected to begin amortization for the Regent Bank Amphitheater in Fall 2026, The Sunset McKinney in Q1 2027, and The Sunset Houston in Spring 2028, when these venues are currently projected to open, and continue in perpetuity for the lifetime of the amphitheater.

Operator Agreements

The Company contracted with a subsidiary of the Anschutz Entertainment Group, AEG Presents-Rocky Mountains, LLC (“AEG Presents”), a major music and entertainment events presenter, to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within the Company’s Amphitheater Operations, its pre-sells naming rights to its amphitheater(s) by partnering with industry-leading brands under naming-rights agreements. The Company generates net profits that are split with AEG Presents through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at the Company’s venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event the Company promotes and hosts, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within the Company’s net amphitheater revenue recognition from AEG Presents. In May 2026 the Company and certain of its wholly owned subsidiaries restructured the form of their relationships and arrangements with AEG Presents. In that restructuring the respective parties entered into the following arrangements: (i) a Venue Lease Agreement between SunsetAmp, acting in its capacity as the “Landlord,” and Notes Live Foundation, a non-profit organization operating under the trade name Venu Arts & Culture Foundation (the “Foundation”) and SunsetOps, acting in their capacities as the “Tenants” thereunder; and (ii) a Lease Agreement between the Foundation and SunsetOps, acting in their capacities as the “Landlords,” and AEG Presents, acting in its capacity as the “Tenant” thereunder (such agreements, collectively, the “New Amphitheater Agreements”). Although the New Amphitheater Agreements restructured the form of the contractual relationships among the parties thereto, they substantially preserved the economic and operational terms of prior agreements related to the operation of the Ford Amphitheater. As of June 30, 2026 and December 31, 2025, the Company had a net receivable of $217,334 and $225,822, respectively. There was no allowance for credit losses as the Company believes any receivable balance is fully collectible or will be offset by operating expenses owed by the Company to AEG Presents.

On January 1, 2025, the Company entered into a Multi-Event Incentive Agreement with Live Nation Worldwide, Inc. (“Live Nation”) in connection with the Regent Bank Amphitheater being developed in Broken Arrow, Oklahoma. The agreement provides incentives to Live Nation to book and promote live music concerts, comedy events and other mutually approved entertainment events at the Regent Bank Amphitheater. The incentive payment is based on the number of tickets sold at each event during each contract year, which is based on a tiered chart with varying incentive payments per ticket sold depending on the range of total tickets sold per contract year. A bonus payment will be paid to Live Nation for one dollar for each ticket sold at each event where the gross revenue of ticket sales for an event equal to or is greater than specified thresholds. The incentive and bonus payments payable to Live Nation will begin when the first event is held at the Regent Bank Amphitheater, which is anticipated to open in Fall 2026.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NNN FireSuite Liability

The Company accounts for its NNN FireSuite transactions as financing arrangements rather than as sales of equity interests. Because the Company does not transfer control of the suites, no revenue or gain is recognized on the upfront cash proceeds. In substance, the buyer/lessor provides financing to the Company, with the Luxe FireSuite as collateral. Accordingly, at inception, the Company continues to carry the Luxe FireSuite assets on its Unaudited Condensed Consolidated Balance Sheets at their existing carrying amount and records the cash proceeds from the buyer/lessor as a long-term financing liability (reported as “NNN firesuite liability”). The Company does not derecognize any of its real estate or equipment as a result of these transactions, since they do not qualify as sales under the applicable accounting guidance. The monthly payments made by the Company under the leaseback are not recorded as rent expense. These payments represent interest and principal payments on the financing liability.

Leases

Operating and Finance Leases

The Company accounts for its leases in accordance with ASC 842, Leases (“ASC 842”). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded in the Unaudited Condensed Consolidated Balance Sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term, including any renewal options that are reasonably certain to be exercised, at the rate implicit in the lease. Lease liabilities are increased by the principal amount due and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components as permitted under ASC 842. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and expenses payments on these short-term leases as they are made.

Sale-Leaseback Arrangements

For sale-leaseback arrangements, the Company evaluates whether the arrangement qualifies as a sale and leaseback under ASC 842. If the arrangement qualifies as a sale, then the Company derecognizes the asset, recognizes any resulting gain or loss on the sale, and accounts for the lease based on its classification under ASC 842. If the arrangement does not qualify as a sale, the Company evaluates whether the transaction should be accounted for as a financing arrangement. In such cases, the asset is not derecognized and, accordingly, no gain or loss is recognized on the transfer. The net consideration received is recorded as a financing liability, measured based on the relative fair value allocation of proceeds using the present value of the fixed payments over the financing term, including any renewal options that are reasonably certain to be exercised, at the rate implicit in the lease. The Company allocates each lease payment between interest expense and a reduction of the financing liability using an imputed interest rate. The Company does not recognize lease expense or a right-of-use asset during the financing period, because the arrangement is accounted for as a financing transaction rather than a lease. The underlying asset remains on the Company’s balance sheet and the Company continues to evaluate the asset for impairment throughout the term of the financing arrangement.

Advertising Expenses

Advertising costs are expensed as incurred and included in operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. Total advertising expenses were $3,635,988 and $4,847,091 for the three and six months ended June 30, 2026 and $1,526,311 and $3,020,767 for the three and six months ended June 30, 2025, respectively.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are recorded as reductions of long-term debt and are amortized over the term of the related debt. Amortization of debt issuance costs were $281,540 and $383,008 for the three and six months ended June 30, 2026 and $1,248,449 and $1,890,061 for the three and six months ended June 30, 2025, respectively. These costs are included in interest expense in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Equity Compensation

The Company recognizes equity compensation expense based on the fair value of the warrants or stock options at the time of the grant or issuance. Share-based compensation includes warrants and stock options issued to the Company’s employees. These may vest immediately, over a specified period, or upon the achievement of certain market performance conditions. The exercise price of a warrant or stock option is the fair value of the Company’s stock price on the grant date.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Awards with Market Performance Conditions

The fair value and derived service period of performance-based awards granted with market performance conditions are estimated on the grant date using a Monte Carlo simulation model. A Monte Carlo simulation model requires inputs such as the risk-free interest rate, expected award term, and expected share price volatility. These inputs, which are subjective and generally require significant judgment, are unique to each award based on the best available information at the valuation date. For such awards, equity-based compensation is recognized straight-line over the derived service period, which is the median period over which each individual market performance milestone is achieved. Equity-based compensation expense will continue to be recognized over the expected achievement period for the market performance milestone as the service condition continues to be satisfied, unless the market performance milestone is achieved earlier than its expected achievement period, in which a cumulative expense adjustment would be recognized for the remaining portion of unrecognized equity-based compensation.

Sale of Subsidiary Class B and Class C Units

The Company accounts for the sale of Class B and Class C non-voting units through its subsidiary companies as permanent equity. Holders of Class B and Class C non-voting units are granted exclusive access to designated Luxe FireSuites at the Sunset Amphitheaters located in Broken Arrow, El Paso, McKinney, and Houston. Purchasers are required to pay either a cash deposit upfront or make a cash deposit under a 20-year financing arrangement.

Income Taxes

The Company is subject to federal and state income taxes. A proportional share of the Company’s subsidiaries’ provisions is included in the consolidated financial statements. Deferred income tax assets and liabilities are computed for differences between the asset and liability method and financial statement amounts that will result in taxable or deductible amounts in the future. The Company computes deferred balances based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-Controlling Interest and Variable Interest Entities

The non-controlling interest (“NCI”) represents capital contributions and distributions, income and loss attributable to the owners of less than wholly owned consolidated entities and are reported in equity. NCIs are evaluated by the Company and are shown as permanent equity. Net income (loss) attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the NCI stockholders in the accompanying Unaudited Condensed Consolidated Statements of Operations. The net income (loss) attributable to NCIs is classified in the Unaudited Condensed Consolidated Statements of Operations as part of consolidated net income (loss) and deducted from total consolidated net income (loss) to arrive at the consolidated net income (loss) attributable to the Company. The Company has evaluated its investments in its consolidated entities in order to determine if they qualify as variable interest entities (“VIEs”).

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

The carrying value of the NCI should be adjusted to reflect the change in the Company’s ownership interest in the subsidiary, and differences between the fair value of the consideration received and the amount by which the NCI is adjusted should be recognized in equity attributable to the Company. This may be shown as NCI and as additional paid in capital to the Company when combined agree to the subsidiary issuance of shares as shown in the Unaudited Condensed Consolidated Statements of Change in Stockholders’ Equity. If a change in ownership of a consolidated subsidiary results in a loss of control or deconsolidation, any retained ownership interests are remeasured with the gain or loss reported to net earnings. These may be majority-owned subsidiaries or VIEs that the Company has 100% voting control of.

During 2025, the Company bought 5,100,000 membership units of SHC. This purchase transaction did not result in a change in control of SHC. In June 2026, the Company, through the Trust, redeemed 100% of the beneficial interests in the Trust, and the Trust ceased to have any third-party interest holders. This transaction did not result in a change in control of the Trust.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of June 30, 2026:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Sunset HOU	Hall at Cen	Total
ASSETS
Cash and cash equivalents	77,485	5,936	75,769	354,661	5,622	6,486,113	3,747,346	199,107	8,205	8,939	346,701	12,701	11,328,585
Property and equipment, net	116,937	57,600,059	9,003,529	11,146,961	42,667,290	77,734,866	155,600,826	1,170,861	-	-	35,318	8,435,830	363,512,477
Other assets	1,170,431	40,131,007	553,265	520,071	1,332,522	3,796,866	7,315,337	6,841,088	3,079,413	1,602	12,754,747	3,957,685	81,454,034
Total assets	1,364,853	97,737,002	9,632,563	12,021,693	44,005,434	88,017,845	166,663,509	8,211,056	3,087,618	10,541	13,136,766	12,406,216	456,295,096
LIABILITIES
Accounts payable	243,825	766,895	71,393	44,239	2,107,281	45,858,285	92,676,529	591,230	-	2,652	148,674	509,698	143,020,701
Accrued expenses and other	418,623	4,570,675	406,056	423,665	58,956	417,995	1,166,367	157,862	-	803	207,367	8,088,550	15,916,919
Other long-term liabilities	952,864	45,529,990	2,785,660	3,818,186	5,936,794	7,381,675	35,606,817	1,426,333	-	-	2,820,000	-	106,258,319
Total Liabilities	1,615,312	50,867,560	3,263,109	4,286,090	8,103,031	53,657,955	129,449,713	2,175,425	-	3,455	3,176,041	8,598,248	265,195,939
Stockholders’ Equity & NCI	(250,459)	46,869,442	6,369,454	7,735,603	35,902,403	34,359,890	37,213,796	6,035,631	3,087,618	7,086	9,960,725	3,807,968	191,099,157
Total liabilities and equity	1,364,853	97,737,002	9,632,563	12,021,693	44,005,434	88,017,845	166,663,509	8,211,056	3,087,618	10,541	13,136,766	12,406,216	456,295,096

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2025:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes DST	Sunset HOU	Hall at Cen	Total
ASSETS
Cash and cash equivalents	53,337	362	163,403	280,933	508,141	797,593	2,611,759	2,222,234	538,035	6,343	169,547	1,683,056	756,160	9,790,903
Property and equipment, net	132,311	46,992,411	9,466,022	10,270,541	42,941,425	64,726,088	92,234,432	1,629,290	-	-	-	-	132,744	268,525,264
Other assets	1,062,258	10,000	606,150	404,845	964,476	2,738,369	13,976,710	4,932,073	2,704,413	14,476	6,500,000	7,042,004	508,550	41,464,324
Total assets	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	319,780,491
LIABILITIES
Accounts payable	45,277	3,435	95,163	4,788	629,355	28,838,639	24,235,272	593,165	14,999	3,652	15,000	39,077	37,113	54,554,935
Accrued expenses and other	281,692	760,786	507,459	356,843	515,920	6,988,928	15,824,951	531,312	30,000	761	1,979	121,119	104,304	26,026,054
Other long-term liabilities	978,063	-	2,879,468	3,901,428	5,937,119	675,000	26,701,800	-	-	-	-	25,000	-	41,097,878
Total Liabilities	1,305,032	764,221	3,482,090	4,263,059	7,082,394	36,502,567	66,762,023	1,124,477	44,999	4,413	16,979	185,196	141,417	121,678,867
Stockholders’ Equity & NCI	(57,126)	46,238,552	6,753,485	6,693,260	37,331,648	31,759,483	42,060,878	7,659,120	3,197,449	16,406	6,652,568	8,539,864	1,256,037	198,101,624
Total liabilities and equity	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	319,780,491

The following table is a summary of the Company’s non-controlling interests for the three and six months ended June 30, 2026 and 2025:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset MC	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes CS 1	Sunset HOU	Hall at Cen	VenuFSIncome	Total
Balance at December 31, 2025	(147,606)	16,983,428	566,708	6,312,830	24,051,400	16,772,826	(941,678)	20,736,223	108,534	244,154	(5,837)	1,805,213	212,236	150,505	-	86,848,936
Net income (loss) attributable to non-controlling interest 1/1-3/31/26	(17,824)	38,036	(2,487)	95,085	(220,552)	(106,150)	-	(300,841)	(2,988)	(128)	(2,095)	(42,151)	(18,068)	(107,685)	-	(687,848)
Subsidiary issuance of shares, net of Venu contributions	-	-	-	-	(8,614,173)	6,934,907	-	13,221,129	(140,339)	(9,567)	-	1,933,739	251,325	634,763	-	14,211,784
Distributions to non-controlling shareholders	-	-	(907)	(101,591)	(296,501)	-	-	-	-	(53,168)	-	(126,732)	-	-	-	(578,899)
Balance at March 31, 2026	(165,430)	17,021,464	563,314	6,306,324	14,920,174	23,601,583	(941,678)	33,656,511	(34,793)	181,291	(7,932)	3,570,069	445,493	677,583	-	99,793,973
Net income (loss) attributable to non-controlling interest 4/1-6/30/26	(14,539)	(804,567)	(2,613)	1,632	(120,743)	(297,063)		(462,570)	(4,506)		(1,080)	(18,360)	(18,494)	(103,565)	(24)	(1,846,492)
Subsidiary issuance of shares	-	-	-	-	-	8,763,129	-	(1,068,014)	-	-	-	4,581,336	156,907	38,763	(22)	12,472,099
Distributions to non-controlling shareholders	(98,199)	-	(900)	-	(296,500)	-	-	-	-	(54,603)	-	(11,821,542)	-	-	-	(12,271,744)
Balance at June 30, 2026	(278,168)	16,216,897	559,801	6,307,956	14,502,931	32,067,649	(941,678)	32,125,927	(39,299)	126,688	(9,012)	(3,688,497)	583,906	612,781	(46)	98,147,836

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset MC	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes CS 1	Sunset HOU	Hall at Cen	VenuFSIncome	Total
Balance at December 31, 2024	(91,207)	20,093,064	585,324	6,631,807	3,137,216	110,810	(65,428)	4,595,687	-	-	(3,595)	100,625	-	-	-	35,094,303
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/25	(6,373)	(741,280)	(3,023)	77,831	(145,314)	(88,367)	177	(458,850)	-	(700)	(2,629)	(492)	-	-	-	(1,369,020)
Subsidiary issuance of shares	-	-	-	-	13,770,625	2,596,672	-	10,953,701	-	15,968	-	9,262	-	-	-	27,346,228
Distributions to non-controlling shareholders	-	-	(909)	(98,064)	-	-	-	-	-	-	-	(6,453)	-	-	-	(105,426)
Balance at March 31, 2025	(97,580)	19,351,784	581,392	6,611,574	16,762,527	2,619,115	(65,251)	15,090,538	-	15,268	(6,224)	102,942	-	-	-	60,966,085
Net income (loss) attributable to non-controlling interest 4/1-6/30/25	(10,417)	(693,602)	(2,494)	79,989	(270,898)	367,084	-	(338,617)	(7,881)	(3,365)	(1,204)	(4,954)	-	-	-	(886,359)
Subsidiary issuance of shares	-	-	-	-	296,999	468,182	-	12,724,912	4,123	64,078	-	162,958	-	-	-	13,721,252
Distributions to non-controlling shareholders	-	-	(909)	(109,714)	-	-	-	-	-	(9,367)	-	(26,369)	-	-	-	(146,359)
Balance at June 30, 2025	(107,997)	18,658,182	577,989	6,581,849	16,788,628	3,454,381	(65,251)	27,476,833	(3,758)	66,614	(7,428)	234,577	-	-	-	73,654,619

Revision of Non-Controlling Interest Presentation in Previously Issued Financial Statements

The Company revised the presentation of subsidiary issuance of shares, net of Venu contributions, to properly reflect the allocation between NCI and additional paid-in capital within consolidated equity. As a result, NCI increased and additional paid-in capital decreased by $20,864,007 in the Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2025. This revision had no impact on total consolidated equity.

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

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which allows the Company to elect a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for as revenues from contracts with customers. This expedient allows the Company to assume that current economic conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2026. As permitted, the Company has elected to early adopt the practical expedient as of December 31, 2025 and applied its provisions prospectively to the provision for uncollectable accounts. The adoption of ASU 2025-05 did not have a material impact on the consolidated results of operations, cash flows or financial condition of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU No. 2025-10”), which establishes authoritative guidance for accounting for government grants received by business entities. Under the new guidance, a government grant is not recognized until it is probable that the Company will comply with the conditions attached to the grant and the grant will be received, and recognition guidance is met. A grant related to an asset is recognized on the balance sheet as the Company incurs the related costs for which the grant is intended to compensate. ASU No. 2025-10 is effective for annual reporting periods beginning after December 15, 2028, with early adoption permitted. Adoption of this ASU can be applied on a modified prospective approach, a modified retrospective approach, or a retrospective approach. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

Reclassifications for Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. In the Unaudited Condensed Consolidated Statements of Cash Flows included in the 2025 Annual Report, the Company reclassified $100,000 of equity-based compensation to equity issued for services. These reclassifications will be applied consistently in the Company’s upcoming quarterly and annual filings.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment, net, were as follows:

	As of June 30,	As of December 31,
	2026	2025
Leasehold Improvements	$197,475	$191,059
Furniture and equipment	14,951,545	14,500,083
Land and buildings	171,444,271	157,646,079
Aircraft	23,538,763	23,538,763
Construction in progress	253,378,905	122,737,630
	$463,510,959	$318,613,614
Accumulated depreciation and amortization	(17,271,894)	(12,666,337)
	$446,239,065	$305,947,277

Depreciation and amortization expenses relating to property and equipment for the three and six months ended June 30, 2026 were $2,384,051and $4,743,163, respectively. Depreciation and amortization expenses relating to property and equipment for the three and six months ended June 30, 2025 were $1,357,281 and $2,715,965, respectively.

NOTE 4 - INTANGIBLES

Intangible assets subject to amortization consist of the following:

	Useful	June 30,	December 31,
	Life	2026	2025
Naming rights	6 years	$400,314	$400,314
Accumulated amortization		(289,116)	(255,756)
Intangible assets, net		$111,198	$144,558

NOTE 4 - INTANGIBLES (Continued)

The intangible naming rights asset was put into use in 2023. Amortization expense relating to the intangible assets for the three and six months ended June 30, 2026 were $16,680 and $33,360, respectively. Amortization expense relating to the intangible assets for the three and six months ended June 30, 2025 were $16,680 and $33,360, respectively. The estimated amortization expense for the twelve months ended June 30, 2027 and thereafter is as follows:

2027	$66,719
2028	44,479
$111,198

NOTE 5 – LEASES

Operating Leases

The Company leases the properties used for some of its restaurants, venues, office space and parking spaces.

The Company leases its office space from an unrelated party. The lease term is until November 30, 2029 and escalates in base rent by 1.3% each year. Additionally, the Company previously leased an executive apartment from an unrelated party, which lease was terminated early in January 2026.

On June 24, 2026, HIA entered into a Lease Agreement and Assignment and Assumption Agreement (the “Assignment Agreement”), pursuant to which HIA reassigned its lease interests in and leases with BBSTCS and BBP (the “Tenants”) to BBRP DST (the “DST Landlord”), a wholly owned subsidiary of Venu. The Assignment Agreement has no impact on the Company’s unaudited condensed consolidated financial statements. It is expected that third parties will purchase and be issued beneficial interests in DST Landlord. Beginning July 1, 2026, and subject to 100% of the beneficial interests in BBRP DST being owned by beneficial holders, annual base rent payable by BBP for the BBP CO concert and event venue is initially $693,000 and escalates by 2.0% annually beginning July 1, 2027, and annual base rent payable by BBSTCS for the BBST CO restaurant is initially $1,213,308 and escalates by 2.0% annually beginning July 1, 2027. As of June 30, 2026, no beneficial interests in BBRP DST had been sold. Any rental income and expense recognized between the DST Landlord and the Tenants will be considered intercompany transactions and eliminated upon consolidation.

Sale-Leaseback Arrangements

On November 5, 2025, the Company, through its wholly owned subsidiary NLRE, closed on a sale-leaseback arrangement, pursuant to which it sold the 5.5 acres of land owned by PPP used for parking for Ford Amphitheater (such land, together with improvements thereon, the “Property”) to a related party (the “Landlord”) and concurrently entered into a ground lease agreement with the Landlord to lease the Property for a 20-year term under an NNN lease structure with an option to re-purchase the Property within the first three years of the closing date of the sale at a fixed price, which would return the asset to the Company’s balance sheet. The Landlord is wholly owned by a significant shareholder of the Company. Annual base rent is initially $1,050,000 and escalates by 2.5% each year beginning on November 5, 2026. This transaction qualifies as a sale under ASC 842 and the lease is accounted based on the guidance for operating leases.

On June 5, 2026, the Company, through the Trust, completed a sale-leaseback arrangement, pursuant to which it transferred the DST Property to a related party of the Company (the “DST Buyer” or “DST Landlord”) and concurrently entered into a ground lease agreement with the DST Landlord to lease the DST Property for a 25-year term under an NNN lease structure with an option to re-purchase the DST Property at any time during the 20-year period following the closing date at a fixed price. The DST Landlord is co-owned by a significant shareholder of the Company and the Company’s Chairman and CEO. Annual base rent is initially $4,224,500 and escalates by 10% each year beginning on June 5, 2027. This transaction does not qualify as a sale under ASC 842 and the lease is accounted for as a financing arrangement that is presented in the Unaudited Condensed Consolidated Balance Sheets as a lease financing liability.

NOTE 5 –LEASES (Continued)

The transaction provided $49,700,000 of consideration, of which $41,718,113 was allocated to the financing liability and $7,981,887 was allocated to warrants issued in the transaction (refer to Note 10 – Equity for further details). The $7,981,887 allocated to warrants represents a discount on the financing liability that is recognized as interest expense over the financing term under the effective-interest method. Interest expense related to the financing arrangement was $341,243 and $341,243 for the three and six months ended June 30, 2026, respectively. No interest expense was recognized for the three and six months ended June 30, 2025.

Total rent expense for operating leases including short-term leases and variable costs was $513,855 and $1,023,119 for the three and six months ended June 30, 2026, respectively. Total rent expense for operating leases including short-term leases and variable costs was $468,252 and $881,472 for the three and six months ended June 30, 2025, respectively. Total cash paid for rent expense for operating leases was $365,656 and $731,897 for the three and six months ended June 30, 2026, respectively. Total cash paid for rent expense for operating leases was $114,275 and $234,873 for the three and six months ended June 30, 2025, respectively.

The following table shows balance sheet information related to the operating leases:

		As of
		June 30,	December 31,
Balance Sheet Information	Classification	2026	2025
Assets
Right-of-use assets	Operating Leases	$17,010,370	$17,397,009
Liabilities
Current portion of lease liabilities	Operating Leases	$621,069	$605,261
Long-term portion of lease liabilities	Operating Leases	$16,625,919	$16,886,027
Total lease liabilities		$17,246,988	$17,491,288

The future minimum lease payments of existing operating lease liabilities are as follows:

For the twelve months
ending June 30,
2027	$1,450,002
2028	1,372,986
2029	1,366,153
2030	1,252,029
2031	1,178,320
Thereafter	20,510,760
Total lease payments	$27,130,250
Less: imputed interest	(9,883,262)
Present value of lease liabilities	$17,246,988
Less: current portion	(621,069)
Long-term portion	$16,625,919

	As of
	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	18.49	18.88
Weighted-average discount rate	5.03%	5.04%

NOTE 5 –LEASES (Continued)

The future minimum lease payments of lease financing liabilities are as follows:

For the twelve months
ending June 30,
2027	$3,383,410
2028	3,298,542
2029	3,204,958
2030	3,101,764
2031	3,023,176
Thereafter	25,403,031
Total lease payments	$41,414,881
Less: current portion	(3,383,410)
Long-term portion	$38,031,471

	As of
	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	19.95	-
Weighted-average discount rate	9.82%	-

NOTE 6 – PROMISSORY NOTES RECEIVABLE

Note Receivable – Related Party

In connection with the sale-leaseback arrangement of the DST Property on June 5, 2026 (as described in Note 5 – Leases), the $49,700,000 consideration was funded through a combination of a $29,820,000 cash payment at closing, financed by the proceeds of a bank loan with the DST Buyer and a $19,880,000 promissory note issued by the DST Buyer in favor of the Trust (the “DST Note”). The DST Note is secured by a purchase money deed of trust on the DST Property, bears interest at 4.87% per annum, and requires annual interest-only payments beginning June 1, 2027, with the outstanding principal balance due on June 1, 2046. As of June 30, 2026, the DST Note had an outstanding balance of $19,880,000. During the three and six months ended June 30, 2026, the Trust recognized interest income of $80,680 and $80,680, respectively.

NNN FireSuite Promissory Notes Receivable

In April 2026, the Company initiated an arrangement to sell the exclusive use rights to Luxe FireSuites at the Sunset Amphitheaters in Broken Arrow, Oklahoma and El Paso, Houston, and McKinney, Texas to third parties and concurrently lease them back under a NNN lease structure. Under these agreements, the third-party pays an upfront purchase price or a cash deposit under a financing option over 20 years for a Luxe FireSuite and the Company immediately leases the suite for its own use for 15 years.

Under the financing option, the Company recognizes a promissory note receivable for the amount financed. The promissory note receivable bears interest at 11.0% per annum beginning on the effective date of the Luxe FireSuite NNN lease agreement (the “Effective Date”). Monthly principal and interest payments are due on the first day of each calendar month following the Effective Date and continue until the outstanding principal balance and accrued interest are fully repaid. Payments are applied first to accrued and unpaid interest and thereafter to outstanding principal. The promissory note receivable matures on the twentieth anniversary of the date of the promissory note receivable agreement. As of June 30, 2026, the Company had $7,557,354 of outstanding promissory notes receivable related to these arrangements. During the three and six months ended June 30, 2026, the Company recognized $29,570 and $29,570 of interest income, respectively, related to these promissory note receivables.

NOTE 6 – PROMISSORY NOTES RECEIVABLE (Continued)

The Company has not recorded an allowance for credit losses as the buyer/lessor’s payment obligations under the promissory notes are expected to be settled through reductions in their monthly distributions or, if the buyer/lessor exercises the put option, from the Lessor Repurchase Price payable under the NNN lease agreements, as described in Note 16 – NNN FireSuite Liability.

NOTE 7 – INVESTMENTS

On January 13, 2025, the Company entered into a Stock Purchase Agreement (the “SPA”) pursuant to which it purchased shares of Series A Preferred Stock of FL101, Inc. d/b/a EIGHT Brewing (“FL101”) in consideration for a cash investment of $1,999,999. FL101 is a food and beverage company that creates curated lifestyle brands, including the EIGHT beer brand. Pursuant to the SPA, the Company was issued 1,487,099 shares of FL101’s preferred stock (the “Preferred Stock”), designated as “Series A Preferred Stock.” The Company was a minority investor in this entity. On April 17, 2026, the Company entered into a Stock Transfer Agreement (the “Transfer Agreement”) with the Foundation. Pursuant to the Transfer Agreement, the Company donated all of its shares of Series A Preferred Stock of FL101 to the Foundation. This investment was carried at cost and reviewed at each balance sheet date for impairment. No impairment was recorded during the period from January 1, 2026 through April 27, 2026 and the three and six months ended June 30, 2025.

NOTE 8 – INVESTMENTS IN RELATED PARTIES

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

The activity related to these investments for the six months ended June 30, 2026 and the year ended December 31, 2025 is as follows:

	Roth
	Industries LLC	Culinova, Inc.	Total
Balance at December 31, 2024	$550,000	$-	$550,000
Additions	-	5,262	5,262
Balance at December 31, 2025	$550,000	$5,262	$555,262
Additions	-	-	-
Balance at June 30, 2026	$550,000	$5,262	$555,262

NOTE 9 – DEBT

SBA Economic Injury Disaster Loan

On May 4, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to the loan agreement, the principal amount of the EIDL Loan is $500,000, with proceeds used for working capital purposes. Interest accrues at the rate of 3.75% per annum and monthly payments of interest only in the amount of $2,437 commenced in October 2022. The EIDL Loan matures 30 years from the date of the note agreement, at which time all remaining unpaid principal and interest are due. The Company’s Chairman and CEO, personally guarantees this loan agreement. As of June 30, 2026 and December 31, 2025, the principal balance of $500,000 remains outstanding.

Bank Loans and Promissory Notes

On April 1, 2022, the Company purchased the majority of the interests of HIA. In this transaction, the Company became a guarantor of HIA’s mortgage on the properties used in BBST and BBP operations. The mortgage accrues interest at 5.5% and matures on July 10, 2031. The outstanding balance as of June 30, 2026 and December 31, 2025 was $2,973,656 and $3,064,903, respectively. This mortgage is collateralized by the BBSTCO and BBP land and buildings.

On May 26, 2022, GAHIA took on a mortgage for the properties used in the BBSTGA and BBPGA operations, with the Company as a guarantor to the mortgage. GAHIA began to draw on this mortgage in early 2023 with the final mortgage amount in place in June 2023. The mortgage accrues interest at 3.95% and matures on May 26, 2043. The outstanding balance as of June 30, 2026 and December 31, 2025 was $3,957,336 and $4,037,281, respectively. This mortgage is collateralized by the BBSTGA and BBPGA land and buildings. This mortgage is personally guaranteed by the Company’s Chairman and CEO.

In April 2024, the Company executed a term sheet with the City of El Paso, Texas, and then later in June 2024 and July 2024 entered into a Chapter 380 Economic Development Program Agreement (the “Chapter 380 Agreement”), a Purchase and Sale Agreement, and related transaction documents (collectively, the “Definitive El Paso Agreements”). On May 13, 2025, the Company (through a wholly owned subsidiary) acquired an approximately 20-acre tract of land where it plans to develop The Sunset Amphitheater in El Paso, Texas pursuant to the Definitive El Paso Agreements. Under the Definitive El Paso Agreements the City of El Paso provided various incentives to the Company related to the development of The Sunset El Paso including contributing cash towards Venu’s development costs by issuing an eight-year, no-interest, forgivable loan to Venu (the “El Paso Loan”) in the principal amount of $8,000,000 funded by the Texas Economic Development Fund. If the Company completes construction of The Sunset El Paso within 36 months from the date Venu receives all government authorizations required to develop and construct the amphitheater (such process, “Entitlement”) and hosts a minimum of 25 events per year at The Sunset El Paso in years 3-5 of the rebate period, the El Paso Loan will be forgiven.

On January 14, 2025 (the “Closing Date”), the Company closed on its purchase of an approximately 46-acre tract of land (the “McKinney Tract”) where it is developing the Sunset Amphitheater in McKinney, Texas, pursuant to the Chapter 380, Grant, and Development Agreement (the “McKinney Agreement”) entered into with the City of McKinney, Texas, the McKinney Economic Development Corporation (“MEDC”), and the McKinney Community Development Corporation on April 16, 2024, which was amended on October 15, 2024 and December 3, 2024. MEDC agreed to sell the McKinney Tract to the Company for an aggregate purchase price of $35,000,000 (the “McKinney Purchase Price”), which was paid on the Closing Date in the form of $10,000,000 in cash and $25,000,000 represented by a secured promissory note to MEDC (the “McKinney Note”), which bears no interest, is subject to prepayment without penalty, is secured by a Deed of Trust conveying a first-priority lien on the McKinney Tract, and is personally guaranteed by the Company’s Chairman and CEO, and a related-party shareholder of the Company (the “McKinney Guaranty”).

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

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into a Credit Agreement with Pueblo Bank & Trust, as lender (the “Lender”) for a draw-down term loan (the “Construction Loan”). The Construction Loan accrues interest at 8.50% and has a term of seventy months, maturing on March 27, 2031 (the “Maturity Date”). Beginning on the closing date, and continuing until no later than May 27, 2026 (the “Draw Period”), assuming that there has not been an “Event of Default” (as defined in the Credit Agreement) and that the Company has complied with all requirements under the documents and agreements governing the Construction Loan, the Company may from time-to-time request advances under the Construction Loan not to exceed an aggregate amount of $6,000,000. Subject to the terms and conditions of the Credit Agreement, on the Conversion Date (as defined) the draw down term loan will convert to an amortizing loan. The term of the amortizing loan is 59 months from the Conversion Date and the amortization loan will bear interest at the Note Rate per annum, defined as the WSJ Prime Rate plus 25 basis points determined on the Conversion Date. Monthly payments of principal and interest are due under the amortizing loan and will be calculated by amortizing the principal amount of the amortizing loan over 240 months. Obligations under the Construction Loan are secured under, and by, a deed of trust, various assets of the Company pledged pursuant to a security agreement, together with an assignment of leases and rents, and personal guaranties extended by certain Company affiliates. The outstanding balance as of June 30, 2026 and December 31, 2025 was $5,936,794 and $5,937,119, respectively. This mortgage is collateralized by the SHC land and buildings. This mortgage is personally guaranteed by the Company’s Chairman and CEO.

Artist 280 purchased an aircraft to support the Company’s current and prospective corporate growth initiatives and development projects around the country. Effective September 26, 2025, Artist 280 borrowed $12,000,000 million (the “Loan”) from PNC Bank, National Association (the “Lender”). The Loan is evidenced by a promissory note (the “Note”) delivered by Artist 280 in favor of the Lender. The term of the Loan is 60 months from October 1, 2025, and the Loan bears interest at 6.01% per annum. Monthly payments of principal and interest are due under the Note and will be calculated by amortizing the principal amount of the Note over 240 months. The outstanding balance as of June 30, 2026 and December 31, 2025 was $11,771,755 and $11,928,956, respectively. The Loan is personally guaranteed by the Company’s Chairman and CEO, up to $4,500,000.

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

On June 22, 2025, the Company issued 1,542,367 shares of Common Stock in full satisfaction of $15,000,000 principal and $423,667 accrued interest, representing a conversion price of $10 per share of Common Stock, due under certain of the convertible promissory notes identified above.

On July 22, 2025, the Company issued 103,667 shares of Common Stock upon conversion of a secured promissory note to satisfy 50% of the outstanding obligations owed thereunder.

On February 3, 2026, the Company entered into an Assignment of Purchase and Sale Agreement with Hall at Centennial, LLC, a subsidiary of the Company (“Hall at Centennial”), and Old Mill, LLC (“Old Mill”), which is partially owned by a Board member of the Company, pursuant to which the Company assigned to Hall at Centennial its right, title, and interest in a Purchase and Sale Agreement that it had entered into with Old Mill in April 2025, which contemplated the Company’s acquisition from Old Mill of certain real property in Centennial, Colorado (the “Centennial Property”). Following such assignment, on February 3, 2026, Hall at Centennial closed on the purchase of the Centennial Property from Old Mill pursuant to the Purchase and Sale Agreement. The purchase price of approximately $12,612,000 for the Centennial Property was paid through a combination of cash and a promissory note in the principal amount of approximately $7,758,000 (the “Old Mill Note”). The Old Mill Note bears interest at 4.5% per annum and matures February 1, 2027. Interest accrues during the first six months and becomes due and payable on August 1, 2026, in cash or shares of Common Stock. See Note 17 – Subsequent Events for payment details.

In connection with the closing of the acquisition of the Centennial Property, Hall at Centennial also entered into a bridge loan (the “Loan”) evidenced by a promissory note in the principal amount of $4,350,000, which bore interest at 7.75% per annum and was to mature in early May 2026. The proceeds of the Loan were used to satisfy the cash closing delivery obligation for the acquisition of the Centennial Property (as well as to pay off Old Mill’s existing loan secured by the Centennial Property and certain outstanding taxes). The Loan was repaid in full in March 2026.

Total debt consists of the following:

	June 30,	December 31,
	2026	2025
SBA Economic Injury Disaster Loan	$500,000	$500,000
Bank loans and promissory notes	63,761,017	56,468,259
Long-term convertible debt	1,927,742	1,907,530
Total debt	66,188,759	58,875,789
Less: current maturities	8,174,776	400,108
Long-term debt, including convertible debt	$58,013,983	$58,475,681

NOTE 9 – DEBT (Continued)

Following are the future maturities of total debt for the twelve months ending June 30,

2027	$8,174,776
2028	25,464,466
2029	2,537,581
2030	580,349
2031	10,533,167
Thereafter	18,898,420
Total debt	$66,188,759

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

On January 5, 2026, the Company and Aramark entered into an amendment to a binding letter of intent originally entered into in June 2025 (the “LOI Amendment”) whereby Aramark agreed to become the exclusive provider of certain food, beverage, catering, concession, retail, custodial, grounds, and facility maintenance services (collectively, the “Services”) at two additional Company amphitheaters to be constructed in El Paso, TX and the greater Houston, TX area beginning upon the date that each facility opens and ending 10 years from the earliest opening date of the Company’s Broken Arrow, OK or McKinney, TX amphitheaters. In connection with the LOI Amendment, Aramark committed to an additional $10,005,000 equity investment in the Company by purchasing a total of 667 additional shares of Series B Preferred Stock. In exchange, the Company issued, or will issue (i) 333 shares of Series B Preferred Stock for $4.995 million on January 20, 2026, and (ii) 334 shares of Series B Preferred Stock for $5.010 million on October 15, 2026. On January 6, 2026, the Company filed an amendment to the Certificate of Designation, Preferences, and Rights of the Series B Preferred Stock with the Colorado Secretary of State (the “COD Amendment”) for the sole purpose of increasing the number of shares of preferred stock designated as Series B Preferred Stock from 675 shares to 1,342 shares, thereby allowing the Company to issue the additional 667 shares of Series B Preferred Stock to Aramark. The COD Amendment did not alter or effect the rights, preferences, powers, and restrictions of the Series B Preferred Stock. On January 6, 2026, the Company and Aramark entered into an agreement for the purchase and sale of those additional shares of Series B Preferred Stock.

NOTE 10 – EQUITY (Continued)

Common Stock

On January 3, 2025, the Company issued 10,000 shares of Common Stock to a services firm at a price of $10 per share.

In April 2025, the Company issued a consultant 10,000 shares of Common Stock in consideration for services rendered to the Company.

In May 2025, the Company issued a consultant 10,000 shares of Common Stock in consideration for services rendered to the Company.

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

On September 22, 2025, the Company entered into an Ambassador Agreement with a third party for the purpose of increasing awareness of the Company. The term of the agreement is three years and requires cash payments to the brand ambassador, being a payment at the time of the signing of the agreement, and then on-going payments at defined intervals. During the term of the agreement, the Company will also issue shares of Common Stock to the ambassador on the 91st day after the effective date of the agreement and every 91 days thereafter. The number of such shares of Common Stock to be issued on each grant date during the term will equal a value of $125,000, such value to be determined based on the Volume Weighted Average Price per share during the preceding twenty days during which the NYSE American was open. During the three and six months ended June 30, 2026, the Company made cash payments totaling $62,500 and $62,500 and issued 31,328 and 69,438 shares of Common Stock, respectively.

On October 28, 2025, the Company’s shareholders approved an amendment to the Company’s Amended and Restated 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”) to increase the number of shares of the Company’s Common Stock from 2,500,000 shares to 7,500,000 shares.

On November 6, 2025, the Company entered into a Partner Agreement with a third party for the purpose of increasing awareness of the Company. The term of the Agreement is three years and requires cash payments to the brand ambassador, being a payment at the time of the signing of the agreement, and then on-going payments at defined intervals. During the term of the agreement, the Company will also issue shares of Common Stock to the ambassador on the 91st day after the effective date of the agreement and every 91 days thereafter. The number of shares of Common Stock to be issued on each grant date during the term will equal a value of $187,500, such value to be determined based on the volume weighted average price per share during the preceding twenty days during which the NYSE American was open. During the three and six months ended June 30, 2026, the Company made cash payments totaling $0 and $62,500 and issued 29,064 and 75,475 shares of Common Stock, respectively.

On November 18, 2025, the Board of Directors authorized the repurchase of up to $10,000,000 of outstanding shares of the Company’s Common Stock (the “Share Repurchase Program”). The Share Repurchase Program expires on December 31, 2026. Repurchases under the Share Repurchase Program may be made from time to time through open-market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. The Company is not obligated under the Share Repurchase Program to acquire any particular amount of Common Stock, and the Company may terminate or suspend the Share Repurchase Program at any time prior to its expiration. The timing and actual number of shares of Common Stock repurchased may depend on a variety of factors, including price, available liquidity, cash flows, general market conditions, and alternative opportunities.

NOTE 10 – EQUITY (Continued)

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

ATM Program

On June 12, 2026, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC as the Company’s sole sales agent (the “Sales Agent”) with respect to the at-the-market offering (the “ATM Offering”) of shares of Venu’s Common Stock having an aggregate offering price of up to $25,000,000. Although the Company may determine the timing and amount of any sales of Common Stock under the Sales Agreement, the Sales Agreement does not obligate the Company or the Sales Agent to sell or buy any shares of Common Stock thereunder. During the three and six months ended June 30, 2026, the Company sold an aggregate of 1,337,184 shares of Common Stock in the ATM Offering, generating net proceeds of approximately $3.8 million.

NOTE 10 – EQUITY (Continued)

Treasury Stock

The Company has 76,245 shares of treasury stock that it acquired through the acquisition of HIA. In addition, on August 12, 2024, the Company purchased 100,000 shares back from Roth Industries, a related party, at $5.00 per share.

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

Concurrently with the sale-leaseback arrangement of the DST Property on June 5, 2026, the Company entered into a Stock Transfer Agreement with a related party (the “Transferor”), pursuant to which the Transferor agreed to transfer shares of the Company’s Common Stock to the Company with an aggregate value of approximately $10,000,000 (such shares, the “Transferred Shares”; such value, the “Transferred Shares Value”). The Transferred Shares Value was determined based on the volume weighted average price per share during the preceding thirty days during which the NYSE American was open. On June 5, 2026 and June 8, 2026, the Transferor transferred an aggregate of 2,638,522 shares of Common Stock to the Company in exchange for a purchase price equal to the Transferred Shares Value, which was funded using a portion of the proceeds from the sale-leaseback arrangement. The Company retired the Transferred Shares into treasury.

As of June 30, 2026 and December 31, 2025, the Company repurchased a total of 3,390,957 and 752,435 shares of treasury stock (which includes shares of Common Stock and Class B Common Stock), respectively.

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

The Series B Preferred is convertible at the option of the holder into 1,000 shares of Common Stock per preferred share (plus accrued dividends), and is considered a potentially dilutive security. For the three and six months ended June 30, 2026 and 2025, the assumed conversion of the Series B Preferred Stock was anti-dilutive and excluded in the diluted EPS computation. As of June 30, 2026 and December 31, 2025, Series B Preferred Stock dividends accrued were $524,625 and $223,875, respectively.

NOTE 11 – EARNINGS PER SHARE (Continued)

The following table sets forth the calculation of earnings per share, with no dividends declared yet, for the three and six months ended June 30, 2026 and 2025, as presented in the accompanying Unaudited Condensed Consolidated Statements of Operations:

For the Three Months Ended June 30, 2026

	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(91,278)	$(17,795,676)
Less : Series B preferred dividend	$(780)	$(152,100)
Net loss attributable to common stock holders - basic	$(92,058)	$(17,947,776)
Denominator:
Basic and diluted weighted average shares outstanding	304,990	59,461,443

Basic and diluted net loss per share of common stock	$(0.30)	$(0.30)

For the Six Months Ended June 30, 2026

	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(180,030)	$(31,463,269)
Less : Series B preferred dividend	$(1,711)	$(299,039)
Net loss attributable to common stock holders - basic	$(181,741)	$(31,762,308)
Denominator:
Basic and diluted weighted average shares outstanding	304,990	53,302,185

Basic and diluted net loss per share of common stock	$(0.60)	$(0.60)

For the Three Months Ended June 30, 2025

	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(112,759)	$(11,270,724)
Less : Series B preferred dividend	$(158)	$(16,717)
Net loss attributable to common stock holders - basic	$(112,917)	$(11,287,441)
Denominator:
Basic and diluted weighted average shares outstanding	379,990	37,984,523

Basic and diluted net loss per share of common stock	$(0.30)	$(0.30)

For the Six Months Ended June 30, 2025

	Class B	Common
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(291,676)	$(29,155,537)
Less : Series B preferred dividend	$(158)	$(16,717)
Net loss attributable to common stock holders - basic	$(291,834)	$(29,172,254)
Denominator:
Basic and diluted weighted average shares outstanding	379,990	37,984,523

Basic and diluted net loss per share of common stock	$(0.77)	$(0.77)

NOTE 12 – WARRANTS AND STOCK OPTIONS

The Company grants, to certain of its directors and employees, warrants and stock options to purchase shares of the Company’s equity. The Company may also issue stock options or warrants to investors in connection with its capital raising and financing activities. In addition, the Company has adopted, and its shareholders have approved the 2023 Plan. Under the 2023 Plan, a total of 7,500,000 shares of the Company’s Common Stock are reserved for awards to directors, officers, employees and consultants. Incentive-compensation awards under the 2023 Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards.

Following is a summary of the warrant and stock options activities during the three and six months ended June 30, 2026 and 2025:

				Weighted
			Weighted	Average
	Number of	Weighted	Average	Remaining
	Warrants	Average	Grant Date	Contractual
	and Options	Exercise Price	Fair Value	Term (in years)
Outstanding, December 31, 2024	5,584,293	$6.43
Granted	4,297,500	$10.62	$2.98
Exercised	-	$-
Expired and forfeited	(294,387)	$5.79
Outstanding, June 30, 2025	9,587,406	$8.33

Outstanding, December 31, 2025	9,752,617	$8.54
Granted	34,443,250	$4.48	$2.34
Exercised	-	$-
Expired and forfeited	(15,500)	$10.62
Outstanding, June 30, 2026	44,180,367	$5.87		4.87

During the six months ended June 30, 2026, the Company issued and / or granted a total of 34,443,250 warrants and stock options, with (i) warrants exercisable to acquire 5,000,000 shares of Common Stock issued under the terms of the transaction documents for the June 2026 sale lease-back transaction involving the DST Property, (ii) 21,562,500 common warrants and 4,410,000 pre-funded warrants issued as part of the March 2026 offering to finance the construction of multi-seasonal amphitheaters, and (iii) 3,470,750 stock options granted to employees and directors.

During the six months ended June 30, 2025, the Company issued and / or granted a total of 4,297,500 warrants and stock options with (i) 2,500,000 stock options granted to JW Roth and a significant shareholder of the Company in connection with the closing upon the real property in McKinney, (ii) 900,000 warrants issued to investors as part of the convertible promissory note offering effected in the six months ended June 30, 2025, (iii) an additional 465,000 in total warrants and options for contributed services and (iv) 432,500 to employees and directors.

As of June 30, 2026, there was a total of 39,492,927 warrants and stock options exercisable with an aggregate intrinsic value of $875,475. For the total warrants and stock options outstanding of 44,180,367 as of June 30, 2026, the aggregate intrinsic value was $880,362. As of June 30, 2026, there was $12,524,647 of unrecognized compensation cost related to non-vested warrants.

NOTE 12 – WARRANTS AND STOCK OPTIONS (Continued)

As of December 31, 2025, there was a total of 7,456,264 warrants and stock options exercisable with an aggregate intrinsic value of $12,303,982. For the total warrants and stock options outstanding of 9,752,617 as of December 31, 2025, the aggregate intrinsic value was $14,329,214. As of December 31, 2025, there was $6,508,123 of unrecognized compensation cost related to non-vested warrants.

The equity-based compensation cost, related to warrants and stock options, are included as a charge to operating expenses in the Unaudited Condensed Consolidated Statements of Operations. The equity-based compensation cost totaled $1,782,521 and $3,738,453 for the three and six months ended June 30, 2026, respectively, and $1,883,762 and $13,224,382 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and 2025, the equity-based compensation cost is expected to be recognized over a weighted-average period of 4.87 years and 4.63 years, respectively.

Monte Carlo Stock Options

On January 20, 2026, the Board of Directors approved the grant of 3,000,000 stock options to the Company’s Chairman and CEO. The stock options become exercisable only upon the Company’s Common Stock achieving certain price milestones within five years of the date of grant. If, at any time prior to January 30, 2031, the closing sales price of the Company’s Common Stock (as reported on the NYSE American (or other stock exchange or principal trading market where the Company’s Common Stock is then listed or quoted)) achieves the following thresholds a portion of the options will vest based on the following schedule. Once vesting occurs for each tranche of 1,000,000 options, such tranche will be exercisable for five years from the date of vesting.

Tranche #	Number of Options Vested Subject to Tranche	Closing Sale Price	Market Performance Milestone	Achievement Status

A	1,000,000	$15.00	Achievement of closing sale price of Tranche A before January 20, 2031	-
B	1,000,000	$20.00	Achievement of closing sale price of Tranche B before January 20, 2031	-
C	1,000,000	$25.00	Achievement of closing sale price of Tranche C before January 20, 2031	-
	3,000,000

Fair Value Assumptions

We estimate the fair value of warrants and stock options with service conditions on the grant date using the Black-Scholes-Merton model. The weighted-average assumptions used in the Black-Scholes-Merton model are as follows:

	June 30, 2026	June 30, 2025
Volatility	38.7% to 42.8%	45.4% to 66.2%
Dividends	0.00%	0.00%
Risk-free rate	3.6% to 4.4%	0.4% to 4.1%
Expected Term (years)	5-8	3-5

NOTE 12 – WARRANTS AND STOCK OPTIONS (Continued)

We estimate the fair value of stock options with market performance conditions on the grant date using the Monte Carlo simulation model. The weighted-average assumptions used in the Monte Carlo model are as follows:

	Tranche A	Tranche B	Tranche C
Expected award term (in years) (1)	3.3	3.6	3.8
Expected share price volatility	38.43%	38.43%	38.43%
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate of return	3.86%	3.86%	3.86%
Forfeiture rate	0.00%	0.00%	0.00%
Grant date fair value per option (2)	$3.22	$2.85	$2.37

(1)	The award agreement does not specify an explicit time-based service requirement. The stock options vest solely upon satisfaction of the closing sale price prior to January 20, 2031.

(2)	The equity-based compensation expense is recognized straight-line over the expected award term for each tranche independently.

Stock options and warrants are equity classified, not liability classified, and are not remeasured at fair value.

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The carrying amounts of accounts payable and accrued expenses approximated their fair values at the balance sheet dates. Accounts payable at June 30, 2026 and December 31, 2025 were $59,635,351 and $25,129,485, respectively, which primarily consisted of payments to vendors for operations including inventory, marketing, professional services, security, and payments for construction of the Company’s future facilities. Accrued expenses at June 30, 2026 and December 31, 2025 were $6,620,210 and $27,847,751, respectively, which included accruals of general operating expenses, property and sales taxes, interest accrued on long-term debt and NNN firesuite liability, and construction costs related to future venues.

Total accrued expenses consist of the following:

	As of
	June 30,	December 31,
	2026	2025
General operating expenses	$839,558	$1,044,148
Property and sales taxes	1,135,719	1,621,961
Interest accrued on long-term debt and NNN firesuite liability	4,620,483	1,478,322
Construction costs related to future venues	24,450	23,703,320
	$6,620,210	$27,847,751

NOTE 14 – NNN FIRESUITE LIABILITY

NNN Luxe FireSuite Real Estate Offering (“Cash Purchase”)

During 2025, the Company entered into arrangements to sell the exclusive use rights to Luxe FireSuites to third parties and concurrently lease them back for a 15-year term under a NNN lease structure. Under these agreements, the third-party pays an upfront purchase price for a Luxe FireSuite and the Company (through a subsidiary, as seller-lessee) immediately leases the suite for its own use for 15 years. Monthly lease payments to the buyer/lessor are fixed to yield an 11% annual return on the purchase price, with a 2% escalation each year.

NOTE 14 – NNN FIRESUITE LIABILITY (Continued)

At the end of the 15-year lease term, the buyer/lessor has a one-time option to require the Company to repurchase the Luxe FireSuite rights at a price equal to 150% of the original purchase price (“Lessor Sale Option”). If the buyer/lessor exercises this put option (which expires at lease end), the Company must buy back the suite rights at the agreed price. If the buyer/lessor does not exercise the option, the lease will terminate and the buyer/lessor will retain the ownership of the suite rights going forward (i.e. the buyer/lessor’s rights will continue beyond year 15, and the Company will no longer lease the suite). The repurchase option provides the buyer/lessor with an annual return on its purchase and, as a result, the Company expects that the option will be exercised in most, if not all, cases.

The Company recognizes interest expense on the financing liability over the 15-year term at an effective interest rate that reflects the 11% initial yield and the annual 2% escalations, such that the liability will accrete to the 150% repurchase price by the end of the term. The financing liability arising from the Luxe FireSuite transactions is included in the Company’s Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026, the balance of the NNN firesuite liability was $39,159,131, which reflects initial proceeds of $38,277,000 received from the buyer/lessor and includes $317,870 and $606,617 of accreted interest for the three and six months ended June 30, 2026, respectively. As of December 31, 2025, the balance of the NNN firesuite liability was $31,064,514, which reflects initial proceeds of $30,789,000 received from the buyers/lessors. There was no accreted interest for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, the Company recognized interest expense of $3,050,536 and $5,217,516, respectively, related to the Luxe FireSuites financing, which is included within Interest Expense in the Unaudited Condensed Consolidated Statements of Operations. There was no Interest Expense recognized for the three and six months ended June 30, 2025.

NNN Luxe FireSuite Real Estate Offering with Financing Option (“Finance Purchase”)

In April 2026, the Company launched initiated a new arrangement to sell the exclusive use rights to Luxe FireSuites at the Sunset Amphitheaters in Broken Arrow, Oklahoma and El Paso, Houston, and McKinney, Texas to third parties and concurrently lease them back under a NNN lease structure. Under these agreements, the third-party pays an upfront purchase price or a cash deposit under a financing option over 20 years for a Luxe FireSuite and the Company immediately leases the suite for its own use for 15 years. Monthly lease payments to the buyer/lessor are fixed to yield an 11% annual return on the purchase price, with a 2% escalation each year, and the buyer/lessor’s monthly payment obligations under the NNN promissory notes are settled through reductions in their monthly distributions.

The buyer/lessor has a one-time option at the end of 5, 10, or 15 years to require the Company to repurchase the Luxe FireSuite rights at a price equal to 115%, 125%, or 150%, respectively, of the original purchase price (the “Lessor Repurchase Price”). If the buyer/lessor exercises this put option at the end of each respective period, the Company must repurchase the suite rights at the agreed price, with the Lessor Repurchase Price settled against the remaining outstanding NNN promissory notes receivable balance (see Note 6 – Promissory Notes Receivable for further details). If the buyer/lessor does not exercise the option, the lease will terminate at the end of 15 years, and the buyer/lessor will retain ownership of the suite rights going forward.

The Company recognizes interest expense on the financing liability over the 15-year term at an effective interest rate that reflects the 11% initial yield and the annual 2% escalations, such that the liability will accrete to the Lessor Repurchase Price by the end of the term. The financing liability arising from the Luxe FireSuite transactions is included in the Company’s Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026, the balance of the NNN firesuite liability was $19,630,392, which reflects initial proceeds of $19,537,000 received from the buyer/lessor, net of $542,646 of principal repayments, and includes $93,392 and $93,392 of accreted interest for the three and six months ended June 30, 2026, respectively. As of December 31, 2025, the balance of the NNN firesuite liability was $0 and, accordingly, no proceeds from the buyer/lessor, accreted interest, and interest expense were recognized.

NOTE 14 – NNN FIRESUITE LIABILITY (Continued)

Following is the future maturities of the NNN firesuite liability for the twelve months ending June 30,

	Cash Purchase	Finance Purchase	Total
2027	$1,265,900	$645,567	$1,911,467
2028	1,265,900	645,567	1,911,467
2029	1,265,900	645,567	1,911,467
2030	1,265,900	645,567	1,911,467
2031	1,265,900	645,567	1,911,467
Thereafter	32,829,631	16,402,557	49,232,188
Total NNN firesuite liability	$39,159,131	$19,630,392	$58,789,523

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company owns 526,166 Class B non-voting units or 1.2% of Roth Industries, LLC (“Roth Industries”). The Company’s Chairman and CEO is also the founder, Chairman and a significant equity holder of Roth Industries. Mitchell Roth, a member of the Company’s Board of Directors, is also the CEO, President, and a significant equity holder of Roth Industries. Certain of the Company’s other officers and directors are also minority equity owners of Roth Industries. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method. In addition, the Company recognizes licensing fees from Roth Industries for Roth Industries’ licensing use of the Bourbon Brothers brand in grocery products since the Company holds the exclusive license to use the brand. Licensing fee income recognized was $32,500 and $65,000 during the three and six months ended June 30, 2026, respectively. Licensing fee income recognized was $35,000 and $70,000 during the three and six months ended June 30, 2025, respectively. The Company had $302,500 and $237,500 in receivables from Roth Industries as of June 30, 2026 and December 31, 2025, respectively. The amounts received were recorded in other income in the Unaudited Condensed Consolidated Statements of Operations and the amounts receivable included in other receivables as prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheets.

The Company invested in Culinova, Inc. (formerly known as Innovate CPG, Inc.) for a total of 526,166 shares (and paid a total purchase price of $5,261.66) in May 2025. As an equity holder of Roth Industries, the Company was afforded the right to acquire shares of Culinova, Inc. on the same terms as other equity holders of Roth Industries. The Company’s Chairman and CEO is a director of Culinova, Inc., and Mitchell Roth, a director of the Company, is the Chairman and CEO of Culinova, Inc. Certain of the Company’s other officers and directors are also minority equity owners of Culinova, Inc. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method.

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

In 2025 and 2026, the Company entered into several lease, debt and equity transactions with related parties, including a significant shareholder of the Company and the Company’s Chairman and CEO. These include ground lease agreements (refer to Note 5 – Leases for further details), convertible debt agreements (refer to Note 9 – Debt for further details), and an issuance of shares of the Company’s common stock and warrants (refer to Note 10 – Equity for further details).

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

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2026, and identified the following:

On July 14, 2026, the Company, through one of its subsidiaries, entered into a Consulting and Management Agreement with Legends Global Theater Management, LLC (“Legends”) in connection with the Regent Bank Amphitheater being developed in Broken Arrow, Oklahoma. Under this agreement, Legends will provide pre-opening advisory services and will book and promote live music concerts, comedy events and other mutually approved entertainment events at the Regent Bank Amphitheater in exchange for a fixed monthly pre-opening advisory fee; a monthly management fee consisting of the greater of a fixed annual fee or a fixed percentage of adjusted gross income, less specified event-related costs; an annual incentive fee upon achievement of mutually agreed key performance indicators; and monthly commissions related to food-and-beverage revenues.

On July 17, 2026, for the purpose of funding construction costs for its in-development amphitheater projects, the Company, together with certain of its subsidiaries named as guarantors, entered into a Secured Promissory Note and Guaranty Agreement (the “Note”) with Ryan, LLC (the “Lender”), pursuant to which the Lender provided the Company with a secured, short-term bridge loan (the “Bridge Loan”) in the principal amount of $20,000,000 plus up to $500,000 to cover certain of the Lender’s third-party fees, costs, and expenses incurred in negotiating the Note. The term of the Bridge Loan is 90 days from July 17, 2026, and the Bridge Loan bears interest at 18.0% per annum. The Bridge Loan is personally guaranteed by the Company’s Chairman and CEO.

In July 2026, the Company granted 200,000 stock options to a director of the Company, 250,000 stock options to an advisor to the Company’s CEO and a director nominee for election to the Company’s Board of Directors at the Company’s upcoming annual meeting of shareholders (the “Annual Meeting”), and 300,000 stock options to an officer of the Company (subject to shareholder approval at the Annual Meeting of a proposed amendment to the 2023 Plan to increase the number of shares of Common Stock reserved for issuance under the 2023 Plan).

In connection with the Partner Agreement dated November 6, 2025 that the Company entered into with one of its brand ambassadors, the Company issued 77,479 shares of Common Stock to the brand ambassador in August 2026.

Pursuant to the Old Mill Note dated February 3, 2026, the Company elected to satisfy the first six months of accrued interest payable to Old Mill in the form of the Company’s Common Stock. The number of shares of Common Stock issued was based on a value of approximately $174,577, determined using the volume weighted average price per share during the preceding ten days during which the NYSE American was open. On August 3, 2026, the Company issued 76,234 shares of Common Stock to satisfy the accrued interest obligation.

Effective August 3, 2026, the Company entered into a Ticketing Agreement with Ticketmaster L.L.C. (“Ticketmaster”) pursuant to which Ticketmaster is granted the right to be the exclusive seller of all tickets for the sellable capacity of any event held at the Regent Bank Amphitheater, The Sunset McKinney, and The Sunset El Paso. In exchange, the Company will pay Ticketmaster certain charges and fees assessed per ticket sold. The term of this agreement will continue for five years following the opening date of the last of the Regent Bank Amphitheater, The Sunset McKinney, and The Sunset El Paso to open (the “Initial Term”) and automatically renews for successive five-year periods following the Initial Term, unless either party elects to terminate the agreement.

On July 31, 2026 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) in connection with the issuance and sale by the Company of an aggregate of $25,000,000 in original principal amount of Senior Secured Convertible Debentures (the “Debentures”) to the Purchaser and warrants to purchase shares of Common Stock (the “Warrants”). Pursuant to the Debentures, $12,500,000 of the original principal amount that was funded to the Company by the Purchaser on the Issuance Date (the “Holdback Amount”) is initially being held in an account as cash collateral, subject to release to the Company upon the Company’s compliance with certain terms in the Debentures. The Debentures will mature on July 31, 2027, unless earlier converted or redeemed. The Debentures have an original issue discount of 5%. Accordingly, on the Issuance Date, the Company received gross proceeds of $11,875,000 before fees and expenses. If the Holdback Amount is subsequently released to the Company pursuant to the Debentures, the Company will receive additional gross proceeds of $11,875,000, resulting in aggregate gross proceeds to the Company of $23,750,000 before fees and expenses. The Debentures do not bear interest unless and until the occurrence of an event of default, in which case the Debentures will accrue interest at a rate of 18% per annum. At any time on or after the Issuance Date, the Debentures are convertible at the option of the Purchaser into shares of Common Stock at an initial conversion price of $7.50 per share, subject to adjustment upon a payment failure or other event of default as provided in the Debentures. The Company will be required to make monthly installment payments consisting of $5,000,000 of principal, the applicable payment premium on such principal amount, which is initially 15% but increases to 20% after the 75th day following the Issuance Date, and any accrued and unpaid interest, in accordance with the Debentures’ repayment schedule.

BBRP DST offers beneficial interests in the trust that include both equity and debt components. From June 30, 2026 through August 13, 2026, the Company sold approximately $7.3 million of beneficial interests in BBRP DST, including to a related party.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of Venu’s financial condition and results of operations together with our audited consolidated financial statements as of and for the fiscal year ended December 31, 2025, which is included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), and our unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, which appear at the end of this Quarterly Report on Form 10-Q, in each case together with the related notes thereto. Some of the information contained in this discussion and analysis or set forth at the end of this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section of this Quarterly Report entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section entitled “Cautionary Note Concerning Forward-Looking Statements.” Forward-looking statements may be identified by words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Future operating results, however, are impossible to predict, and no guarantee or warranty is to be inferred from those forward-looking statements.

MD&A Overview

This section presents management’s perspective on the financial condition and results of operations of Venu Holding Corporation. Unless otherwise noted, for purposes of this section, the terms “we,” “us,” “our,” “Company,” and “Venu” refer to Venu Holding Corporation and its consolidated subsidiaries. The following discussion and analysis (this “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report and should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended December 31, 2025 and 2024, which are included in the Annual Report, and our unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, which are included in this Quarterly Report, in each case together with the related notes thereto. Results for any period or year should not be construed as an inference of what our results would be for any full fiscal year or future period. This MD&A is also intended to provide you with information that will facilitate your understanding of our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Concerning Forward-Looking Statements” and “Risk Factors.” Our MD&A is organized as follows:

●	Business Overview — Discussion of our business plan and strategy in order to provide context for the remainder of this MD&A.

●	Consolidated Results of Operations — Analysis of our financial results comparing the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025.

●	Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

●	Significant Accounting Policies and Use of Estimates — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Business Overview

Business

Venu is a Colorado-based hospitality and entertainment corporation that develops, builds, owns, and operates luxury, live-entertainment venue campuses, which consist of event centers, multi-seasonal amphitheaters, restaurants, and bars. As a growing entertainment and hospitality company, we continue to expand our portfolio of indoor and outdoor music venues and entertainment campuses where music, dining, and luxury converge in strategically selected markets.

Key Milestones and Recent Developments

Our operations to date have enabled us to achieve growth and the key milestones, including:

●	March 2017: Venu was founded as Bourbon Brothers Restaurants, LLC, which converted into Notes Live, Inc. in April 2022, and changed its name to Venu Holding Corporation in September 2024.

●	April 2017: Venu opened Bourbon Brothers Smokehouse & Tavern in Colorado Springs, Colorado.

●	March 2019: Venu opened its first live-entertainment, indoor event center in Colorado Springs, Colorado, now known as “Phil Long Music Hall at Bourbon Brothers.”

●	June 2023: Venu entered into an operating agreement with AEG Presents with respect to the operation of Ford Amphitheater, which opened in August 2024.

●	June 2023: Venu opened its second Bourbon Brothers venue and its second BBST restaurant in Gainesville, Georgia.

●	October 2023: Venu entered into an Economic Development Agreement with the City of Broken Arrow, Oklahoma, pursuant to which the parties formed a public-private partnership and intend to open a 12,500-capacity amphitheater that will be known as the Regent Bank Amphitheater.

●	April 2024: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation and the McKinney Community Development Corporation, entered into a Chapter 380, Grant, and Development Agreement, pursuant to which Venu is developing The Sunset McKinney.

●	June and July 2024: Venu and the City of El Paso, Texas formed a public-private partnership by entering into a Purchase and Sale Agreement in June 2024 and a Chapter 380 Economic Development Program Agreement in July 2024. Pursuant to the agreements, Venu acquired approximately 20 acres of land from the City of El Paso where it will construct and manage The Sunset El Paso, a 12,500-person amphitheater.

●	August 2024: Venu opened its first amphitheater, Ford Amphitheater, in Colorado Springs, Colorado, and began hosting live concerts and events at the venue.

●	November 2024: Venu closed on the initial public offering of Common Stock and its Common Stock was listed on the NYSE American.

●	January 2025: Venu and the City of McKinney, Texas, together with the McKinney Economic Development Corporation, closed on its purchase of an approximately 46-acre tract of land where it is developing The Sunset McKinney.

●	February 2025: Venu launched a multi-season venue configuration model, enabling potential year-round operations across in-development and planned amphitheaters in McKinney, TX; El Paso, TX; Webster, TX; and Broken Arrow, OK, which are intended to expand potential new revenue and margin opportunities.

●	June 2025: Venu awarded Aramark Sports + Entertainment the contracts for food & beverage concessions, artist and branded venue retail, and facilities management, including custodial and grounds maintenance, cleaning, and engineering services. The multi-venue agreement will be implemented across three of the Company’s flagship amphitheaters: the Regent Bank Amphitheater in Broken Arrow, Oklahoma; The Sunset McKinney, powered by EIGHT Beer in McKinney, Texas; and Ford Amphitheater in Colorado Springs, Colorado, where Aramark and Venu have expanded their relationship.

●	June 2025: Venu broke ground on The Sunset McKinney in McKinney, Texas.

●	November 2025: Venu opened its first fine-dining restaurant and bar and lounge, Roth’s Sea & Steak and Brohan’s, on November 8, 2025, in Colorado Springs, Colorado.

●	November 2025: Venu broke ground on The Sunset El Paso in El Paso, Texas.

●	December 2025: Venu entered into an Operator Agreement with Live Nation Worldwide, Inc. on December 10, 2025 in connection with The Sunset McKinney being developed in McKinney, Texas.

●	January 2026: Venu awarded Aramark Sports + Entertainment the contracts for certain food, beverage, catering, concession, retail, custodial, grounds, and facility maintenance services to be provided at two additional Sunset Amphitheater locations to be constructed in El Paso, Texas and the greater Houston, Texas area.

●	February 2026: Venu closed on the purchase of land on which BBST and BBP venues will be constructed in Centennial, Colorado.

●	March 2026: Venu closed an underwritten public offering of shares of its Common Stock and Pre-Funded Warrants to purchase Common Stock (in lieu of shares of Common Stock), in each case together with accompanying Common Warrants to purchase Common Stock, generating net proceeds of approximately $80.1 million.

●	May 2026: In May 2026, Sunset at Chattanooga, LLC, a wholly owned subsidiary of Venu, entered into a Purchase and Sale Agreement to acquire an approximately 15-acre parcel of real property in Chattanooga, Tennessee. After closing on the acquisition of the property, the Company intends to utilize the property to develop and operate The Sunset Chattanooga, a multi-seasonal amphitheater and entertainment complex.

●	July 2026: Venu entered into an operating agreement with Legends with respect to the operation of the Regent Bank Amphitheater being developed in Broken Arrow, Oklahoma, which is anticipated to open Fall 2026.

Venue Ownership

Venu primarily generates revenue through restaurant operations, event rentals, naming rights and sponsorship arrangements, and hosting concerts and events. Our business involves developing, owning, and operating the following types of venues and entertainment spaces:

Event Centers — Event centers are indoor, intimate music and event venues that can accommodate up to approximately 1,400 guests. This venue category includes our Bourbon Brothers Presents venues, which are designed to host approximately 1,400 concertgoers at general admission concerts featuring national-touring artists or to seat between 500 and 700 guests at more intimate events such as concerts featuring tribute bands or dueling pianos, corporate functions, or weddings. Our BBP event centers can be transitioned from one configuration to the next. This operational flexibility is intended to maximize our event-rental opportunities by expanding the types of events we can host while minimizing the time it takes to stage one event to the next, allowing us, for example, to host a concert one night and a wedding the following afternoon.

Amphitheaters — Amphitheaters are venues that accommodate between 8,000 and 20,000 concertgoers. Amphitheaters are designed with special acoustics, premium seat packages, and luxurious suites intended to amplify guests’ music and entertainment experiences. Our first amphitheater venue was the Ford Amphitheater in Colorado Springs, Colorado, which is an open-air, 8,000-person venue. In addition to lawn and stadium-style seating that allows us to offer tickets at an array of price points, Ford Amphitheater has Luxe FireSuites that deliver premium hospitality and a more luxurious, personalized concert experience. Ford Amphitheater, which opened in August 2024, is designed with 92 VIP Luxe FireSuites , accommodating a total of 736 VIP guests. Ford Amphitheater primarily hosts concerts from April through October each year. The amphitheaters under development or planned for development in Oklahoma and Texas will also have Luxe FireSuites and are designated to host multi-seasonal events.

Restaurants — Bourbon Brothers Smokehouse & Tavern is Venu’s flagship, full-service restaurant concept. BBST serves American classics and Southern staples, accompanied by a selection of rare bourbons, ryes, whiskies, and local craft beers. Venu develops its BBST restaurants and BBP event centers in close proximity to one another, which allows BBST to serve as the exclusive caterer for BBP events.

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

Venue Type	Location	Current Status*
Event Centers
BBP CO	Colorado Springs, CO	Opened in March 2019
BBP GA	Gainesville, GA	Opened in June 2023
BBP Centennial	Centennial, CO	Expected to open in mid- to late 2027

Amphitheaters
Ford Amphitheater	Colorado Springs, CO	Opened in August 2024
Regent Bank Amphitheater	Broken Arrow, OK	Expected to open in Fall 2026
The Sunset McKinney	McKinney, TX	Expected to open in Q1 2027
The Sunset El Paso	El Paso, TX	Expected to open in early 2028
The Sunset Houston	Greater Houston area, TX	Expected to open in mid-2028**
The Sunset Chattanooga	Chattanooga, TN	Expected to open in late 2028***

Restaurants
BBST CO	Colorado Springs, CO	Opened in April 2017
BBST GA	Gainesville, GA	Opened in June 2023
BBST Centennial	Centennial, CO	Expected to open in mid- to late 2027

Fine Dining & Hospitality Collection
Notes Hospitality Collection	Colorado Springs, CO	Opened in June 2025
Roth’s Sea & Steak	Colorado Springs, CO	Opened in November 2025

Bars
Brohan’s	Colorado Springs, CO	Opened in November 2025

*	Projected opening dates are based on Venu’s current estimates but are subject to change.

**	Venu has entered into a term sheet with the City of Webster and the Webster Economic Development Corporation with respect to the development of an amphitheater in the City of Webster (part of the greater Houston, Texas area). The parties are negotiating a development agreement.

***	Venu has entered into a Purchase and Sale Agreement with respect to the development of an amphitheater in Chattanooga, Tennessee. The deposit on the land is currently held in escrow and the Company is negotiating incentives with county, city and state entities.

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

For the three months ended June 30, 2026, we promoted and held 27 concerts and 27 private events at BBP CO, 35 concerts and 3 private events at BBP GA. No private events were held at Notes Eatery in 2026 due to its closure in July 2025. For the three months ended June 30, 2025, we promoted and held 30 concerts and 15 private events at BBP CO, 40 concerts and 3 private events at BBP GA, and 6 private events at Notes Eatery.

For the six months ended June 30, 2026, we promoted and held 55 concerts and 35 private events at BBP CO, 63 concerts and 5 private events at BBP GA. No private events were held at Notes Eatery in 2026 due to its closure in July 2025. For the six months ended June 30, 2025, we promoted and held 55 concerts and 23 private events at BBP CO, 71 concerts and 10 private events at BBP GA, and 15 private events at Notes Eatery.

Our Event Operations business generated $1,232,696, or 26% and $2,299,794, or 27%, of our total revenue during the three and six months ended June 30, 2026, respectively. Our Event Operations business generated $1,350,418, or 30% and $2,627,078, or 33%, of our total revenue during the three and six months ended June 30, 2025, respectively. The $117,722 or 9% decrease in revenue for the three-month period and $327,284 or 12% decrease in revenue for the six-month period from 2025 to 2026 were primarily attributable to weaker event ticket sales at BBP GA and BBP CO during the first half of 2026.

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

Our Restaurant Operations business generated $3,192,696, or 67% and $5,617,082, or 66%, of our total revenue during the three and six months ended June 30, 2026, respectively. Our Restaurant Operations business generated $2,545,178, or 57% and $4,590,094, or 57%, of our total revenue for the three and six months ended June 30, 2025, respectively. The $647,518 or 25% increase in revenue for the three-month period and $1,026,988 or 22% increase in revenue for the six-month period from 2025 to 2026 were primarily attributable to the opening of Roth’s Sea & Steak in November 2025, offset by decreased revenue from the closure of Notes Eatery in July 2025 and softer overall F&B sales at BBST GA. BBST GA was specifically impacted by the early winter storms, which led to full and partial closures over two weekends during the first quarter of 2026.

Amphitheater Operations. Through a subsidiary, we entered into an agreement with AEG Presents whereby they lease and operate Ford Amphitheater in Colorado Springs, Colorado. Within our Amphitheater Operations, we pre-sell naming rights to our amphitheater by partnering with industry-leading brands under naming-rights agreements. At the Ford Amphitheater, we generate net profits that are split with AEG Presents through: (i) ticket sales, fees, and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at our venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event we promote and host, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, and other operating costs within our net amphitheater revenue recognition from AEG Presents. For future amphitheater locations we expect to open, we anticipate entering into customized operating, concession, and content arrangements with third-party partners.

Our Amphitheater Operations generated $370,069, or 8% and $630,072, or 7%, of our total revenue during the three and six months ended June 30, 2026, respectively. Our Amphitheater Operations generated $591,712, or 13% and $769,294, or 10%, of our total revenue during the three and six months ended June 30, 2025, respectively. The $221,643 or 37% decrease in revenue for the three-month period and $139,222, or 18% decrease in revenue for the six-month period from 2025 to 2026 were primarily driven by a decrease in the number of shows, from 11 shows held during the three and six months ended June 30, 2025 to 6 shows held during the three and six months ended June 30, 2026. This decrease resulted in lower amphitheater net profits shared with AEG Presents. The Company expects its amphitheater net profits to strengthen during the remainder of 2026, driven by continued operations of the Ford Amphitheater throughout its season. The Company anticipates to open the Regent Bank Amphitheater in Fall 2026, which is expected to contribute additional amphitheater revenue following its opening. The Company will begin recognizing naming rights sponsorship revenue in July 2026 in connection with the Regent Bank Amphitheater.

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

On June 12, 2026, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC as the Company’s sole sales agent (the “Sales Agent”) with respect to the at-the-market offering (the “ATM Offering”) of shares of Venu’s Common Stock having an aggregate offering price of up to $25,000,000. Although the Company may determine the timing and amount of any sales of Common Stock under the Sales Agreement, the Sales Agreement does not obligate the Company or the Sales Agent to sell or buy any shares of Common Stock thereunder. During the three and six months ended June 30, 2026, the Company sold an aggregate of 1,337,184 shares of Common Stock in the ATM Offering, generating net proceeds of approximately $3.8 million.

Overview of the 2026 Three- and Six- Month Interim Period Financial Comparison

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

	For the three months ended
	June 30,
	2026	2025	$ Change	% Change
Revenues
Restaurant including food and beverage revenue, net	$3,192,696	$2,545,178	647,518	25%
Event center ticket and fees revenue, net	1,047,541	1,443,707	(396,166)	-27%
Rental and sponsorship revenue, net	555,224	498,422	56,802	11%
Total revenues	$4,795,461	$4,487,307	308,154	7%
Operating costs
Food and beverage	807,111	613,546	193,565	32%
Event center	951,005	929,498	21,507	2%
Labor	1,623,373	1,118,884	504,489	45%
Rent	476,070	409,959	66,111	16%
General and administrative	10,093,301	8,463,946	1,629,355	19%
Equity compensation	1,782,521	1,883,762	(101,241)	-5%
Depreciation and amortization	2,400,731	1,374,412	1,026,319	75%
Donation of EIGHT Brewing investment	1,999,999	-	1,999,999	100%
Total operating costs	$20,134,111	$14,794,007	5,340,104	36%

Loss from operations	$(15,338,650)	$(10,306,700)	(5,031,950)	49%

Other income (expense), net
Interest expense, net	(4,424,770)	(1,983,993)	(2,440,777)	123%
Other income (expense), net	29,974	(12,901)	42,875	-332%
Total other expense, net	(4,394,796)	(1,996,894)	(2,397,902)	120%

Net loss	$(19,733,446)	$(12,303,594)	(7,429,852)	60%

Net loss attributable to non-controlling interests	(1,846,492)	(886,361)	(960,131)	108%
Net loss attributable to Venu	(17,886,954)	(11,417,233)	(6,469,721)	57%
Preferred stock dividend	(152,880)	(16,875)	(136,005)	806%
Net loss attributable to common stockholders	$(18,039,834)	$(11,434,108)	(6,605,726)	58%

Revenues

Total revenues increased $308,154, or approximately 7% during the three months ended June 30, 2026, as compared to the prior year period. As a component of our single reportable business segment, revenues generated from our “Restaurant including food and beverage revenue, net” increased $647,518 primarily due to the opening of Roth’s Sea & Steak in November 2025 and it being in operation during the 2026 period, partially offset by decreased revenue resulting from the closure of Notes Eatery in July 2025 during the three-month period. “Event center ticket and fees revenue, net” decreased $396,166 primarily due to a decrease in the total number of shows at the Ford Amphitheater during the period when compared to the prior year, which resulted in lower amphitheater net profits shared with AEG Presents, and weaker event ticket sales at BBP CO during the three-month period. The Company expects its amphitheater net profits to strengthen during the remainder of 2026, driven by continued operations of the Ford Amphitheater throughout its season. “Rental and sponsorship revenue, net” increased $56,802 primarily due to stronger venue rentals at BBP CO during the three-month period.

Operating Costs

Food and Beverage Costs. Our F&B costs increased $193,565 during the three months ended June 30, 2026, as compared to the prior year period, primarily driven by an increase in sales volumes and use of premium ingredients used in our Fine Dining & Hospitality Collection venues (Roth’s Sea & Steak and SHC), which opened in the second half of 2025.

Event Center Costs. Our event center costs increased $21,507 during the three months ended June 30, 2026, as compared to the prior year period. primarily due to an increase in parking lot costs for the Ford Amphitheater, partially offset by decreased talent costs, which can fluctuate based on negotiated contracts and the number of events.

Labor Costs. Our labor costs increased $504,489 during the three months ended June 30, 2026, as compared to the prior year period, primarily due to the hiring of a new management team, kitchen staff, and waiting staff for Roth’s Sea & Steak, which opened in November 2025 and was in operation during the 2026 period (but not the 2025 period). This increase was partially offset by the elimination of labor costs following the closure of Notes Eatery in July 2025.

Rent Costs. Our rent costs increased $66,111 during the three months ended June 30, 2026, as compared to the prior year period, primarily due to increases in annual base rents, property taxes, and insurance expenses across several locations and rent for a leased parking lot in Colorado Springs, Colorado, which commenced in November 2025.

General and administrative. Our general and administrative expenses increased $1,629,355 during the three months ended June 30, 2026, as compared to the prior year period, primarily due to our expansion efforts into additional municipalities and marketing efforts to increase sales of interests in our Luxe FireSuites offerings. These expansion plans and promotional efforts resulted in increased travel, business development and promotional efforts, staff recruitment and development of such staff, along with compensation, legal, auditing, tax, other professional services, and general working capital expenses. We anticipate these costs to continue to increase period over period as we continue to expand our teams into new markets, continue construction of its entertainment campuses and seek to grow our balance sheet over the next several years.

Equity compensation. Equity compensation decreased $101,241 during the three months ended June 30, 2026, as compared to the prior year period, primarily due to a decrease in the weighted average fair value of issued warrants and stock options and lower volatility assumptions. Additionally, 2.5 million options were granted in January 2025 to the Chairman & CEO of Venu and a related party regarding their personal guaranty of the McKinney purchase of land that immediately vested.

Depreciation and Amortization Costs. Depreciation and amortization costs increased $1,026,319 during the three months ended June 30, 2026, as compared to the prior year period, primarily due to assets purchased for Fine Dining & Hospitality Collection venues (Roth’s Sea & Steak and SHC) in 2025, the purchase of a corporate aircraft in September 2025 which resulted in a full quarter of depreciation in the 2026 period, and the purchase of a building in Centennial, Colorado which began depreciating in February 2026.

Donation of EIGHT Brewing investment. Donation expense increased $1,999,999 during the three months ended June 30, 2026, as compared to the prior year period, due to the charitable contribution of the Company’s investment in EIGHT Brewing to the Foundation.

Interest Expense, net. Interest expense, net increased $2,440,777 during the three months ended June 30, 2026, as compared to the prior year period, primarily due to obligations owed to triple net lease interest holders (being to Luxe FireSuite holders who leased their right in a suite back to us) beginning in the third quarter of 2025 (See the discussion in Note 5 related to NNN FireSuite Promissory Notes Receivable). The increase was also driven by higher interest expense and amortization of debt discount fees associated with these obligations in 2026 compared to 2025.

Other Income. Other income increased $42,875 during the three months ended June 30, 2026, as compared to the prior year, primarily due to the discontinuation of the Sunset at Mustang Creek LLC operations, which we decided not to pursue in 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

To facilitate review of our discussion and analysis, the following table sets forth our financial results for the periods indicated. All information is derived from the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025, respectively.

VENU HOLDING CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars)

	For the six months ended
	June 30,
	2026	2025	$ Change	% Change
Revenues
Restaurant including food and beverage revenue, net	$5,617,082	$4,590,094	$1,026,988	22%
Event center ticket and fees revenue, net	1,902,352	2,424,146	(521,794)	-22%
Rental and sponsorship revenue, net	1,027,514	972,226	55,288	6%
Total revenues, net	$8,546,948	$7,986,466	$560,482	7%
Operating costs
Food and beverage	1,450,802	1,111,386	339,416	31%
Event center	1,668,720	1,653,562	15,158	1%
Labor	3,142,118	2,117,831	1,024,287	48%
Rent	957,782	774,336	183,446	24%
General and administrative	17,637,456	15,204,257	2,433,199	16%
Equity compensation	3,738,453	13,224,382	(9,485,929)	-72%
Depreciation and amortization	4,776,523	2,749,776	2,026,747	74%
Donation of EIGHT Brewing investment	1,999,999	-	1,999,999	100%
Total operating costs	$35,371,853	$36,835,530	$(1,463,677)	-4%

Loss from operations	$(26,824,905)	$(28,849,064)	$2,024,159	-7%

Other income (expense), net
Interest expense, net	(7,403,503)	(2,906,879)	(4,496,624)	155%
Other income, net	50,769	19,599	31,170	159%
Total other expense, net	(7,352,734)	(2,887,280)	(4,465,454)	155%

Net loss	$(34,177,639)	$(31,736,344)	$(2,441,295)	8%

Net loss attributable to non-controlling interests	(2,534,340)	(2,255,381)	(278,959)	12%
Net loss attributable to Venu	(31,643,299)	(29,480,963)	(2,162,336)	7%
Preferred stock dividend	(300,750)	(16,875)	(283,875)	1682%
Net loss attributable to common stockholders	$(31,944,049)	$(29,497,838)	$(2,446,211)	8%

Revenues

Total revenues increased $560,482, or approximately 7% during the six months ended June 30, 2026, as compared to the prior year period. As a component of our single reportable business segment, revenues generated from our “Restaurant including food and beverage revenue, net” increased $1,026,988 primarily due to the opening of Roth’s Sea & Steak in November 2025, partially offset by decreased revenue resulting from the closure of Notes Eatery in July 2025 and softer sales for BBST GA. “Event center ticket and fees revenue, net” decreased $521,794 primarily due to a decrease in the number of shows during the 2026 period when compared to the 2025 period, which resulted in lower amphitheater net profits shared with AEG Presents, and weaker event ticket sales at BBP CO and BBP GA during the six-month period. The Company expects its amphitheater net profits to strengthen during the remainder of 2026, driven by continued operations of the Ford Amphitheater throughout its season. “Rental and sponsorship revenue, net” increased $55,288 primarily due to stronger venue rentals at BBP CO during the six-month period.

Operating Costs

Food and Beverage Costs. Our F&B costs increased $339,416 during the six months ended June 30, 2026, as compared to the prior year period, primarily driven by an increase in sales volumes and use of premium ingredients used in our Fine Dining & Hospitality Collection venues (Roth’s Sea & Steak and SHC), which opened in the second half of 2025.

Event Center Costs. Our event center costs increased $15,158 during the six months ended June 30, 2026, as compared to the prior year period. primarily due to an increase in parking lot costs for the Ford Amphitheater, partially offset by decreased talent costs, which can fluctuate based on negotiated contracts and the number of events.

Labor Costs. Our labor costs increased $1,024,287 during the six months ended June 30, 2026, as compared to the prior year period, primarily due to the hiring of a new management team, kitchen staff, and waiting staff for Roth’s Sea & Steak, which opened in November 2025.

Rent Costs. Our rent costs increased $183,446 during the six months ended June 30, 2026, as compared to the prior year period, primarily due to increases in annual base rents, property taxes, and insurance expenses across several locations and rent for a leased parking lot in Colorado Springs, Colorado, which commenced in November 2025 after a sale leaseback transaction for that property.

General and administrative. Our general and administrative expenses increased $2,433,199 during the six months ended June 30, 2026, as compared to the prior year period, primarily due to our expansion efforts into additional municipalities and marketing efforts to increase sales of interests in our Luxe FireSuites offerings. These expansion plans and promotional efforts resulted in increased travel, business development and promotional efforts, staff recruitment and development of such staff, along with compensation, legal, auditing, tax, other professional services, and general working capital expenses. We anticipate these costs to continue to increase period over period as we continue to expand our teams into new markets, continue construction of its entertainment campuses and seek to grow our balance sheet over the next several years.

Equity compensation. Equity compensation decreased $9,485,929 during the six months ended June 30, 2026, as compared to the prior year period, primarily due to a decrease in the weighted average fair value of issued warrants and stock options and lower volatility assumptions. Additionally, 2.5 million options were granted in January 2025 to the Chairman and CEO of Venu and a related party in connection with their personal guaranty of the McKinney land purchase, which vested immediately. During the second quarter of 2025, 4.3 million options and warrants were issued, of which 3.4 million vested immediately. Although a total of 8.4 million options and warrants were issued during the second quarter of 2026, 5.0 million of these instruments were not accounted for as equity instruments and therefore did not result in equity compensation expense, while most of the remaining options and warrants vest over a two- to four-year period.

Depreciation and Amortization Costs. Depreciation and amortization costs increased $2,026,747 during the six months ended June 30, 2026, as compared to the prior year period, primarily due to assets purchased for Fine Dining & Hospitality Collection venues (Roth’s Sea & Steak and SHC) in 2025, the purchase of a corporate aircraft in September 2025 which resulted in a full six months of depreciation in 2026, and the purchase of a building in Centennial which began depreciating in February 2026.

Donation of EIGHT Brewing investment. Donation expense increased $1,999,999 during the six months ended June 30, 2026, as compared to the prior year period, due to the charitable contribution of the Company’s investment in EIGHT Brewing to the Foundation.

Interest Expense, net. Interest expense, net increased $4,496,624 during the six months ended June 30, 2026, as compared to the prior year period, primarily due to obligations owed to triple net lease interest holders (being to Luxe FireSuite holders who leased their right in a suite back to us) beginning in the third quarter of 2025 (See the discussion in Note 5 related to NNN FireSuite Promissory Notes Receivable). The increase was also driven by higher interest expense and amortization of debt discount fees associated with these obligations in 2026 compared to 2025.

Other Income. Other income increased $31,170 during the six months ended June 30, 2026, as compared to the prior year period, primarily due to the discontinuation of the Sunset at Mustang Creek LLC operations, which we decided not to pursue in 2025.

Factors that May Influence Future Results of Operations

Impact of Macroeconomic Conditions

We continue to monitor the impact of macroeconomic conditions, including inflationary pressure, potential for recession, instability of capital markets, consumer-spending habits, costs of goods and construction materials, changes to fiscal and monetary policies, interest rate fluctuations, access to capital, the favorability of lending terms, prolonged supply-chain constraints, and geopolitical conflicts and trends, on all aspects of our business, including how those factors may impact our operations, workforce, suppliers, ability to raise additional capital to fund operating and capital expenditures, sales, and profitability.

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

Inflation

We continue to monitor the impacts of inflation on our business and will continue to attempt to proactively seek cost-saving measures and negotiate with municipalities to purchase land without being burdened by increased borrowing costs and unfavorable lending terms.

Liquidity and Capital Resources

We have devoted substantially all our efforts to developing and implementing our business plan to market expansion, growing staff, raising capital, opening and operating our restaurants and event venues in Colorado and Georgia, planning venues in new markets, such as Oklahoma and Texas, and exploring additional markets. While our current primary focus is on the operation of our existing venues and on our development projects, our secondary focus is the development of venues in other prospective markets. While we undergo the construction of our in development and planned venues during the remainder of 2026 and into 2027 in Colorado, Oklahoma and Texas, we do not anticipate operational profits until we open and operate additional venues.

We had an accumulated deficit of $123,098,229 and $91,454,930 as of June 30, 2026 and December 31, 2025, respectively, and incurred net losses of $34,177,639 and $31,736,344 during the six months ended June 30, 2026 and 2025, respectively. We believe the net loss in the 2026 period was largely due to our efforts to continue to implement our business plan, grow our staff, raise capital, acquisition and construction costs for our in-development venues in new markets, such as Oklahoma and Texas, along with increased marketing efforts to increase sales of interests in our Luxe FireSuites portfolio offerings.

We grew property and equipment, net, to $446,239,065 as of June 30, 2026 from $305,947,277 as of December 31, 2025, which represents an increase of $140,291,788 or 46%.

The Company believes that cash on hand from its prior equity offerings, revenues from operating venues and restaurants in Colorado Springs, Colorado and Gainesville, Georgia, on-going sales of interests in FireSuites, the operations of Ford Amphitheater 2026, including Roth’s Sea & Steak and Brohan’s, the anticipated opening of Regent Bank Amphitheater in Broken Arrow, OK in Fall 2026, and debt facilities the Company closed on subsequent to June 30, 2026 and expects to close on later in 2026, and potentially other additional capital raising and debt financing transactions or the use of its at the market sales agreement from time to time, will allow the Company to continue its business operations for at least 12 months from the date of this Quarterly Report.

Equity and Debt Financing Strategies

In April 2024, the Company executed a term sheet with the City of El Paso, Texas, and then later in June 2024 and July 2024 entered into a Chapter 380 Economic Development Program Agreement (the “Chapter 380 Agreement”), a Purchase and Sale Agreement, and related transaction documents (collectively, the “Definitive El Paso Agreements”). On May 13, 2025, the Company (through a wholly owned subsidiary) acquired an approximately 20-acre tract of land where it will develop The Sunset Amphitheater in El Paso, Texas pursuant to the Definitive El Paso Agreements. Under the Definitive El Paso Agreements, the City of El Paso provided various incentives to the Company related to the development of The Sunset El Paso including contributing cash towards Venu’s development costs by issuing an eight-year, no-interest, forgivable loan to Venu (the “El Paso Loan”) in the principal amount of $8,000,000 funded by the Texas Economic Development Fund. If the Company completes construction of The Sunset El Paso within 36 months from the date Venu receives all government authorizations required to develop and construct the amphitheater (such process, “Entitlement”) and hosts a minimum of 25 events per year at The Sunset El Paso in years 3-5 of the rebate period, the El Paso Loan will be forgiven.

On May 27, 2025, for the purpose of funding the completion of a development adjacent to the Ford Amphitheater, the Company entered into Credit Agreement with Pueblo Bank & Trust, as lender (the “Lender”) for a draw down term loan (the “Construction Loan”). The Construction Loan accrues interest at 8.50% and has a term of seventy months, maturing on March 27, 2031 (the “Maturity Date”). Beginning on the closing date, and continuing until no later than May 27, 2026 (the “Draw Period”), assuming that there has not been an “Event of Default” (as defined in the Credit Agreement) and that the Company has complied with all requirements under the documents and agreements governing the Construction Loan, the Company may from time-to-time request advances under the Construction Loan not to exceed an aggregate amount of $6.0 million. Obligations under the Construction Loan are secured under, and by, a deed of trust, various assets of the Company pledged pursuant to a security agreement, together with an assignment of leases and rents, and personal guaranties extended by certain Company affiliates. The outstanding balance as of June 30, 2026 and December 31, 2025 was $5,936,794 and $5,937,119, respectively. This mortgage is collateralized by the SHC land and buildings. This mortgage is personally guaranteed by the Company’s Chairman and CEO.

In April 2025, the Company entered into a Purchase and Sale Agreement to acquire certain real property in Centennial, Colorado (the “Centennial Property”) owned by Old Mill, LLC (“Old Mill”), which is partially owned by a Board member of the Company. On February 3, 2026, the Company entered into an Assignment of Purchase and Sale Agreement with Hall at Centennial LLC, a subsidiary of the Company (“Hall at Centennial”), and Old Mill. Following such assignment, on February 3, 2026, Hall at Centennial closed on the purchase of the Centennial Property from Old Mill pursuant to the Purchase and Sale Agreement. The purchase price of approximately $12,612,000 for the Centennial Property was paid through a combination of cash and a promissory note in the principal amount of approximately $7,758,000 (the “Old Mill Note”). The Old Mill Note bears interest at 4.5% per annum and matures February 1, 2027. Interest accrues during the first six months and becomes due and payable on August 1, 2026, in cash or shares of Common Stock. On August 3, 2026, the Company issued 76,234 shares of Common Stock to satisfy the accrued interest obligation.

In connection with the closing of the acquisition, Hall at Centennial also entered into a bridge loan (the “Loan”) evidenced by a promissory note in the principal amount of $4,350,000, which bears interest at 7.75% per annum and matures in early May 2026. The proceeds of the Loan were used to satisfy the cash closing delivery obligation for the acquisition of the Centennial Property (as well as to pay off Old Mill’s existing loan secured by the Centennial Property and certain outstanding taxes). On March 11, 2026, the $4,350,000 principal amount of the bridge loan, including accrued but unpaid interest, was fully repaid.

Cash Flows

The following information reflects cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents at beginning of period	$41,306,358	$37,969,454
Net cash used in operating activities	(9,401,452)	(11,484,247)
Net cash used in investing activities	(132,875,433)	(39,216,643)
Net cash provided by financing activities	117,254,177	50,163,414
Cash and cash equivalents at end of period	$16,283,650	$37,431,978

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $2,082,795 during the six months ended June 30, 2026, as compared to the prior year period, primarily due to decreases in equity issued for interest on debt, equity-based compensation, noncash interest and debt discount, and accrued expenses, offset by an increase in accounts payable and the donation of EIGHT Brewing investment to the Foundation.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $93,658,790 during the six months ended June 30, 2026, as compared to the prior year period, due to an increase in purchases of property and equipment, partially offset by a decrease in our investment in EIGHT Brewing resulting from the donation of the investment to the Foundation.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $67,090,763 during the six months ended June 30 2026, as compared to the prior year period, primarily due to the issuance of Common Stock, Common Warrants, and Pre-Funded Warrants through a registered offerings during the first half of 2026, and sales under our ATM program in June 2026, partially offset by an increase in promissory note payments.

Significant Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions which it believes to be reasonable based on information presently available. Actual results could differ from those estimates under different assumptions, judgments, or conditions.

Significant estimates made by management include, but are not limited to: economic lives of leased assets; impairment assessment of long-lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; initial measurement (and any subsequent remeasurement) of operating right-of-use assets and lease liabilities, including the discount rate used in the present value calculation of future payments, and estimates of fair value used in the private stock valuations used for equity-based compensation of warrants and stock options.

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

We contracted with AEG Presents to operate Ford Amphitheater in Colorado Springs, Colorado, which opened in August 2024. Within the Company’s Amphitheater Operations, its pre-sells naming rights to its amphitheater by partnering with industry-leading brands under naming-rights agreements. The Company generates net profits that are split with AEG Presents through: (i) ticket sales, fees and rebates on tickets for concerts and events held at Ford Amphitheater; (ii) parking fees; (iii) venue rentals, which may occur for a variety of corporate and personal events; (iv) food and beverage sold at the shows and events; and (v) sponsorship sales, which allow brands to advertise at the Company’s venue by showcasing their names and logos on a variety of sponsorship inventory curated for the venue and at each event the Company promotes and hosts, all of which are offset by operating expenses, artist expenses, supplies, security, utilities, insurance, overhead, etc. within the Company’s net amphitheater revenue recognition from AEG Presents.

Investments in Related Parties

We have NCI investments in related parties. We account for certain of our investments in related parties using a practical expedient to measure those investments that do not have a readily determinable fair value in accordance with ASC 321, Investments — Equity Securities; ASC 325, Investments — Other; ASC 810, Consolidation; and ASC 820, Fair Value Measurement. Our investments in related parties are initially recognized at cost, and any income or loss resulting from such investments is recognized on our Unaudited Condensed Consolidated Statements of Operations, net of operating expenses. The carrying value of our related-party investments are assessed for indicators or impairment at each balance-sheet date, such that each investment is derecognized upon the sale or impairment of our interest in the investment. See “Non-Controlling Interest and Variable Interest Entities” for further discussions of the entities that are majority-owned subsidiaries and VIEs. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method.

The Company owns 526,166 Class B non-voting units or 1.2% of Roth Industries, LLC (“Roth Industries”). The Company’s Chairman and CEO is also the founder, Chairman and a significant equity holder of Roth Industries. Mitchell Roth, a member of the Company’s Board of Directors, is also the CEO, President, and a significant equity folder of Roth Industries. Certain of the Company’s officers and directors are also minority equity owners of Roth Industries. The Company currently accounts for this investment based on ASC 325, Investments – Other, under the cost method.

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

Leases

Leases are accounted in accordance with ASC 842, Leases, pursuant to which leases are classified as either operating or financing leases and recorded in our Consolidated Balance Sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term, including any renewal options that are likely to be exercised, at the rate set forth or implied in the lease. In calculating the right-of-use asset and lease liability, we elect to combine lease and non-lease components as permitted under ASC 842. As an accounting-policy election, we exclude short-term leases having initial terms of 12 months or less and expense payments on those short-term leases as they are made.

For sale-leaseback arrangements, we evaluate whether the arrangement qualifies as a sale and leaseback under ASC 842. If the arrangement qualifies as a sale, then we derecognize the asset, recognize any resulting gain or loss on the sale, and account for the lease based on its classification under ASC 842. If the arrangement does not qualify as a sale, we evaluate whether the transaction should be accounted for as a financing arrangement. In such cases, the asset is not derecognized and, accordingly, no gain or loss is recognized on the transfer. The net consideration received is recorded as a financing liability, measured based on the relative fair value allocation of proceeds using the present value of the fixed payments over the financing term, including any renewal options that are reasonably certain to be exercised, at the rate implicit in the lease. Each lease payment is allocated between interest expense and a reduction of the financing liability using an imputed interest rate. Lease expense or a right-of-use asset is not recognized during the financing period, because the arrangement is accounted for as a financing transaction rather than a lease. The underlying asset remains on our balance sheet and is continuously evaluated for impairment throughout the term of the financing arrangement.

Warrants and Stock Options

During the six months ended June 30, 2026, the Company granted a total of 34,443,250 warrants and stock options, with (i) warrants exercisable to acquire 5,000,000 shares of Common Stock issued under the terms of the transaction documents for the June 2026 sale lease-back transaction in connection with the DST Property, (ii) 21,562,500 common warrants and 4,410,000 pre-funded warrants issued as part of the March 2026 offering to finance the construction of multi-seasonal amphitheaters, and (iii) 3,470,750 stock options granted to employees and directors.

As of June 30, 2026, there was a total of 39,492,927 warrants and stock options exercisable with an aggregate intrinsic value of $875,475. For the total warrants and stock options outstanding of 44,180,367 as of June 30, 2026, the aggregate intrinsic value was $880,362. As of June 30, 2026, there was $12,524,647 of unrecognized compensation cost related to non-vested warrants.

The equity-based compensation cost, related to warrants and stock options, are included as a charge to operating expenses in the Unaudited Condensed Consolidated Statements of Operations. The equity-based compensation cost totaled $1,782,521 and $3,738,453 for the three and six months ended June 30, 2026, respectively, and $1,883,762 and $13,224,382 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and 2025, the equity-based compensation cost is expected to be recognized over a weighted-average period of 4.87 years and 4.63 years, respectively.

Non-Controlling Interest and Variable Interest Entities

The non-controlling interests (“NCIs”) represent capital contributions and distributions, income and loss attributable to the owners of the Company’s less-than-wholly-owned consolidated entities and are reported in equity. NCIs are evaluated by the Company and are shown as permanent equity. Net income (loss) attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the holders of the NCIs in the accompanying Unaudited Condensed Consolidated Statements of Operations. The net income (loss) attributable to NCIs is classified in the Unaudited Condensed Consolidated Statements of Operations as part of consolidated net income (loss) and deducted from total consolidated net income (loss) to arrive at the net income (loss) attributable to the Company. The Company has evaluated its investments in unconsolidated entities to determine if they qualify as variable interest entities (“VIEs”). The Company monitors these investments and, to the extent it has determined that it owns a majority of the controlling class of securities of a particular entity, analyzes the entity for potential consolidation. The Company will continually analyze investments, including when there is a reconsideration event, to determine whether such investments are VIEs and whether such VIE should be consolidated. These analyses require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.

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

During 2025, the Company bought 5,100,000 membership units of SHC. This purchase transaction did not result in a change in control of SHC. In June 2026, the Company, through the Trust, redeemed 100% of the beneficial interests in the Trust. This transaction did not result in a change in control of the Trust.

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of June 30, 2026 and December 31, 2025:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Sunset HOU	Hall at Cen	Total
ASSETS
Cash and cash equivalents	77,485	5,936	75,769	354,661	5,622	6,486,113	3,747,346	199,107	8,205	8,939	346,701	12,701	11,328,585
Property and equipment, net	116,937	57,600,059	9,003,529	11,146,961	42,667,290	77,734,866	155,600,826	1,170,861	-	-	35,318	8,435,830	363,512,477
Other assets	1,170,431	40,131,007	553,265	520,071	1,332,522	3,796,866	7,315,337	6,841,088	3,079,413	1,602	12,754,747	3,957,685	81,454,034
Total assets	1,364,853	97,737,002	9,632,563	12,021,693	44,005,434	88,017,845	166,663,509	8,211,056	3,087,618	10,541	13,136,766	12,406,216	456,295,096
LIABILITIES
Accounts payable	243,825	766,895	71,393	44,239	2,107,281	45,858,285	92,676,529	591,230	-	2,652	148,674	509,698	143,020,701
Accrued expenses and other	418,623	4,570,675	406,056	423,665	58,956	417,995	1,166,367	157,862	-	803	207,367	8,088,550	15,916,919
Other long-term liabilities	952,864	45,529,990	2,785,660	3,818,186	5,936,794	7,381,675	35,606,817	1,426,333	-	-	2,820,000	-	106,258,319
Total Liabilities	1,615,312	50,867,560	3,263,109	4,286,090	8,103,031	53,657,955	129,449,713	2,175,425	-	3,455	3,176,041	8,598,248	265,195,939
Stockholders’ Equity & NCI	(250,459)	46,869,442	6,369,454	7,735,603	35,902,403	34,359,890	37,213,796	6,035,631	3,087,618	7,086	9,960,725	3,807,968	191,099,157
Total liabilities and equity	1,364,853	97,737,002	9,632,563	12,021,693	44,005,434	88,017,845	166,663,509	8,211,056	3,087,618	10,541	13,136,766	12,406,216	456,295,096

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes DST	Sunset HOU	Hall at Cen	Total
ASSETS
Cash and cash equivalents	53,337	362	163,403	280,933	508,141	797,593	2,611,759	2,222,234	538,035	6,343	169,547	1,683,056	756,160	9,790,903
Property and equipment, net	132,311	46,992,411	9,466,022	10,270,541	42,941,425	64,726,088	92,234,432	1,629,290	-	-	-	-	132,744	268,525,264
Other assets	1,062,258	10,000	606,150	404,845	964,476	2,738,369	13,976,710	4,932,073	2,704,413	14,476	6,500,000	7,042,004	508,550	41,464,324
Total assets	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	319,780,491
LIABILITIES
Accounts payable	45,277	3,435	95,163	4,788	629,355	28,838,639	24,235,272	593,165	14,999	3,652	15,000	39,077	37,113	54,554,935
Accrued expenses and other	281,692	760,786	507,459	356,843	515,920	6,988,928	15,824,951	531,312	30,000	761	1,979	121,119	104,304	26,026,054
Other long-term liabilities	978,063	-	2,879,468	3,901,428	5,937,119	675,000	26,701,800	-	-	-	-	25,000	-	41,097,878
Total Liabilities	1,305,032	764,221	3,482,090	4,263,059	7,082,394	36,502,567	66,762,023	1,124,477	44,999	4,413	16,979	185,196	141,417	121,678,867
Stockholders’ Equity & NCI	(57,126)	46,238,552	6,753,485	6,693,260	37,331,648	31,759,483	42,060,878	7,659,120	3,197,449	16,406	6,652,568	8,539,864	1,256,037	198,101,624
Total liabilities and equity	1,247,906	47,002,773	10,235,575	10,956,319	44,414,042	68,262,050	108,822,901	8,783,597	3,242,448	20,819	6,669,547	8,725,060	1,397,454	319,780,491

The following table is a summary of the Company’s non-controlling interests for the three and six months ended June 30, 2026 and 2025:

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset MC	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes CS 1	Sunset HOU	Hall at Cen	VenuFSIncome	Total
Balance at December 31, 2025	(147,606)	16,983,428	566,708	6,312,830	24,051,400	16,772,826	(941,678)	20,736,223	108,534	244,154	(5,837)	1,805,213	212,236	150,505	-	86,848,936
Net income (loss) attributable to non-controlling interest 1/1-3/31/26	(17,824)	38,036	(2,487)	95,085	(220,552)	(106,150)	-	(300,841)	(2,988)	(128)	(2,095)	(42,151)	(18,068)	(107,685)	-	(687,848)
Subsidiary issuance of shares, net of Venu contributions	-	-	-	-	(8,614,173)	6,934,907	-	13,221,129	(140,339)	(9,567)	-	1,933,739	251,325	634,763	-	14,211,784
Distributions to non-controlling shareholders	-	-	(907)	(101,591)	(296,501)	-	-	-	-	(53,168)	-	(126,732)	-	-	-	(578,899)
Balance at March 31, 2026	(165,430)	17,021,464	563,314	6,306,324	14,920,174	23,601,583	(941,678)	33,656,511	(34,793)	181,291	(7,932)	3,570,069	445,493	677,583	-	99,793,973
Net income (loss) attributable to non-controlling interest 4/1-6/30/26	(14,539)	(804,567)	(2,613)	1,632	(120,743)	(297,063)		(462,570)	(4,506)		(1,080)	(18,360)	(18,494)	(103,565)	(24)	(1,846,492)
Subsidiary issuance of shares	-	-	-	-	-	8,763,129	-	(1,068,014)	-	-	-	4,581,336	156,907	38,763	(22)	12,472,099
Distributions to non-controlling shareholders	(98,199)	-	(900)	-	(296,500)	-	-	-	-	(54,603)	-	(11,821,542)	-	-	-	(12,271,744)
Balance at June 30, 2026	(278,168)	16,216,897	559,801	6,307,956	14,502,931	32,067,649	(941,678)	32,125,927	(39,299)	126,688	(9,012)	(3,688,497)	583,906	612,781	(46)	98,147,836

	BBPCO	Sunset CO	HIA	GAHIA	SHC	Sunset BA	Sunset MC	Sunset McK	Sunset EP	Venu Inc	Venu VIP	Notes CS 1	Sunset HOU	Hall at Cen	VenuFSIncome	Total
Balance at December 31, 2024	(91,207)	20,093,064	585,324	6,631,807	3,137,216	110,810	(65,428)	4,595,687	-	-	(3,595)	100,625	-	-	-	35,094,303
Net income (loss) attributable to Non-Controlling Interest 1/1-3/31/25	(6,373)	(741,280)	(3,023)	77,831	(145,314)	(88,367)	177	(458,850)	-	(700)	(2,629)	(492)	-	-	-	(1,369,020)
Subsidiary issuance of shares	-	-	-	-	13,770,625	2,596,672	-	10,953,701	-	15,968	-	9,262	-	-	-	27,346,228
Distributions to non-controlling shareholders	-	-	(909)	(98,064)	-	-	-	-	-	-	-	(6,453)	-	-	-	(105,426)
Balance at March 31, 2025	(97,580)	19,351,784	581,392	6,611,574	16,762,527	2,619,115	(65,251)	15,090,538	-	15,268	(6,224)	102,942	-	-	-	60,966,085
Net income (loss) attributable to non-controlling interest 4/1-6/30/25	(10,417)	(693,602)	(2,494)	79,989	(270,898)	367,084	-	(338,617)	(7,881)	(3,365)	(1,204)	(4,954)	-	-	-	(886,359)
Subsidiary issuance of shares	-	-	-	-	296,999	468,182	-	12,724,912	4,123	64,078	-	162,958	-	-	-	13,721,252
Distributions to non-controlling shareholders	-	-	(909)	(109,714)	-	-	-	-	-	(9,367)	-	(26,369)	-	-	-	(146,359)
Balance at June 30, 2025	(107,997)	18,658,182	577,989	6,581,849	16,788,628	3,454,381	(65,251)	27,476,833	(3,758)	66,614	(7,428)	234,577	-	-	-	73,654,619

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

In connection with the Partner Agreement dated November 6, 2025 that the Company entered into with one of its brand partners, the Company issued 77,479 shares of Common Stock to the brand ambassador in August 2026.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, Venu’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Venu’s “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, and concluded that the disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in Venu’s internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025.

The material weaknesses in our internal control over financial reporting relate to the fact that Venu did not have the necessary business processes and related internal controls fully implemented to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of our financial statements in accordance with U.S. GAAP. Venu has added and continues to evaluate the need for additional controls over the accounting and financial reporting requirements, which have been implemented within the reporting period but has yet to be effective for most of the period beginning October 1, 2025. The material weaknesses will be considered remediated when such time as management designs and implements effective controls that operate for a sufficient period of time and has concluded, through testing, that these controls are effective.

Remediation Plan for Material Weaknesses

As of June 30, 2026, Venu has implemented controls that Venu believes will remediate the identified material weaknesses. While certain controls were fully operational for part of the year ended December 31, 2025, certain control implementations are still ongoing, with significant remediation efforts expected to be finalized by December 31, 2026. These efforts focus on enhancing financial oversight, improving the accuracy and compliance of financial operations, and strengthening our internal controls over financial reporting. The Company continues to monitor the effectiveness of these controls to ensure sustained compliance.

Key remediation actions included:

●	Entity-Level Controls: We enhanced support, oversight, and accountability over key financial reporting functions. Since February 2025, we have strengthened the capabilities of our accounting team through the addition of four qualified personnel with the skills, knowledge, and expertise to support complex accounting and financial reporting requirements. Management continues to assess and address resource needs, including the potential addition of accounting and compliance personnel and the engagement of third-party advisors, as necessary.

●	Information Technology General Controls: We implemented enhanced systems to support more reliable and accurate reporting of accounting transactions and financial statements. We are evaluating user access to ensure appropriate access permissions are in place.

●	Financial Close Process and Internal Controls over Financial Reporting: We strengthened accounting documentation and analysis, including documentation supporting account balances, estimates, significant accounting judgments, and related third-party support. We improved review and oversight procedures for financial statements, consolidations, debt, equity, and other complex accounting areas. We also strengthened processes for non-routine transactions, including additional accounting, legal, and technical accounting review, as applicable.

Despite these material weaknesses, we believe that the financial information presented in this report is materially correct and in accordance with U.S. GAAP. We are committed to ongoing monitoring and will continue reporting progress to the audit committee. However, full remediation of these material weaknesses requires the newly implemented controls to operate effectively over time, and we cannot provide assurance that additional weaknesses will not be identified in the future.

If Venu is unable to successfully complete its remediation efforts or favorably assess the effectiveness of its internal control over financial reporting, Venu’s operating results, financial position, stock price, and ability to accurately report its financial results and timely file its SEC reports could be adversely affected.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 21, 2026, certain of the Company’s subsidiaries were named as defendants in a lawsuit filed in the El Paso County District Court of Colorado by plaintiffs seeking the abatement and permanent injunction of alleged unlawful noise pollution at Ford Amphitheater based on allegations that the venue emits unlawful noise pollution in violation of state law. Bailey. v. Notes CS I, DST, No. 2026CV30179 (El Paso Cnty. Dist. Ct. filed Jan. 21, 2026). Asserting that the plaintiffs’ complaint fails to measure noise in accordance with applicable state law, the defendant subsidiaries filed a motion to dismiss the lawsuit on March 2, 2026, which the El Paso County District Court denied. The defendant subsidiaries filed an answer on June 23, 2026 and intend to vigorously defend against all claims.

ITEM 1A.	RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item 1A. However, in addition to other information set forth in this Quarterly Report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), subsequent reports we have filed with the SEC since that date, and elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition, and operating results.

Among the risk factors identified in our Annual Report is a risk factor entitled “Venu’s debt obligations may adversely affect cash flow and impose restrictions on Venu’s ability to operate its business” and a risk factor entitled “Venu is involved in a number of related-party transactions.” During the three months ended June 30, 2026, and subsequently, the Company incurred additional indebtedness in the form of promissory note receivables related to its NNN FireSuite offerings (described in this Quarterly Report), the closing on the Bridge Loan from Ryan, LLC in July 2026 and the issuance of the Debentures on July 31, 2026 (as described in Note 17 in this Quarterly Report, and other reports filed by the Company with the SEC). In addition, the sale lease-back arrangement completed on June 6, 2026 for land underlying the Ford Amphitheater involved a related party. The risk factors identified in our Annual Report, including those identified in this Item 1A, should be read to include the risks associated with transactions and events that occurred during and subsequent to the period ended June 30, 2026.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Except as set forth below, no securities were sold during or subsequent to the quarter ended June 30, 2026, or through the date of filing of this Quarterly Report, that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were not previously disclosed in a report filed by the Company with the SEC.

Pursuant to the Old Mill Note dated February 3, 2026, the Company elected to satisfy the first six months of accrued interest payable to Old Mill through the issuance of Company common stock. The number of shares of Common Stock issued was based on a value of approximately $174,577, determined using the volume weighted average price per share during the preceding ten days during which the NYSE American was open. On August 3, 2026, the Company issued 76,234 shares of common stock to satisfy the accrued interest obligation. The shares were offered and sold pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The shares were issued in a private transaction to a single investor who had represented to the Company, among other things, that it is a sophisticated investor and acquired the shares for investment purposes and for its own account.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Insider Trading Arrangements

During the quarter ended June 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation dated September 6, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A filed on September 19, 2024)

3.2	Certificate of Designation, Preferences, and Rights of Series B 4% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2025)

3.3	Amendment to Certificate of Designation, Preferences, and Rights of Series B 4% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 9, 2026)

3.4	Bylaws of Notes Live, Inc. dated April 5, 2022 (incorporated herein by reference to Exhibit 3.8 to the Company’s Form S-1 filed on August 6, 2024)

10.1†	Real Estate Purchase and Sale Agreement dated May 8, 2026, by and between West End Property, LLC, WE SPE III, LLC, and Sunset at Chattanooga, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2026)

10.2	Purchase and Sale Agreement, dated June 5, 2026, between Notes CS I, DST and O’Neil Roth Ford, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2026)

10.3	Ground Lease Agreement, dated June 4, 2026, between O’Neil Roth Ford, LLC and Sunset Amphitheater, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 11, 2026)

10.4	ATM Sales Agreement dated June 12, 2026, between Venu Holding Corporation and ThinkEquity LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2026)

10.5*†	Venue Lease Agreement, dated May 11, 2026, between Sunset Amphitheater, LLC, Notes Live Foundation, and Sunset Operations LLC

10.6*†	Lease Agreement, dated May 11, 2026, between Notes Live Foundation, Sunset Operations LLC, and AEG Presents — Rocky Mountains, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed electronically herewith.

† Certain portions of this exhibit have been omitted because they are not material, would be competitively harmful if publicly disclosed, and are of the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Venu Holding Corporation

Date: August 13, 2026	By:	/s/ JW Roth
JW Roth
Chief Executive Officer and Chairman

Date: August 13, 2026	By:	/s/ Heather Atkinson
Chief Financial Officer

